Form 10-Q
period 1998-09-30
LTC HEALTHCARE INC
filed 1998-11-13
CIK 1059186

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20459
                                     ---------

                                     FORM 10-Q
(Mark One)
           /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998

                                         OR

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition period from ____ to ____

                           Commission file number 1-14151


                                LTC HEALTHCARE, INC.
               (Exact name of Registrant as specified in its charter)

Nevada                                             91-1895305
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No)

                          300 Esplanade Drive, Suite 1860
                             Oxnard,  California  93030
                      (Address of principal executive offices)

                                   (805) 981-8655
                (Registrant's telephone number, including area code)

     Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)        Yes  X    No
               ---       ---
(2)        Yes       No   X
               ---       ---

Shares of Registrant's common stock, $.01 par value, outstanding at November 9, 1998 - 3,289,332 (excludes Treasury Shares of 46,550)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                LTC HEALTHCARE, INC.

                                     FORM 10-Q

                                 SEPTEMBER 30, 1998


                                       INDEX


                                                                        Page
                                                                        ----
PART I -- FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheet . . . . . . . . . . . . .  3
          Condensed Consolidated Statements of Operations  . . . . . . .  4
          Condensed Consolidated Statement of Cash Flows . . . . . . . .  5
          Notes to Condensed Consolidated Financial Statements . . . . .  6

  Item 2. Management's Discussion and
          Analysis of Financial Condition and Results of Operations. . . 12

PART II -- OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 16

                            LTC HEALTHCARE, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET


                                                               September 30,
                                                                   1998
                                                               --------------
                                                                (Unaudited)
ASSETS
Real Estate Investments:
  Buildings and improvements                                    $ 61,375,900
  Land                                                             3,806,600
  Accumulated depreciation                                        (3,810,000)
                                                                -------------
Real Estate Investments, net                                      61,372,500

Equity Investments                                                 2,966,900
Convertible Subordinated Debentures                                8,500,000

Other Assets:
  Cash and cash equivalents                                           32,600
  Debt issue costs, net                                               96,900
  Prepaid expenses and other assets                                  433,600
                                                                -------------
                                                                     563,100
                                                                -------------
     Total Assets                                               $ 73,402,500
                                                                -------------
                                                                -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans                                                  $ 46,642,800
Note payable to LTC Properties, Inc.                              12,362,800
Accrued interest                                                     199,700
Accrued expenses and other liabilities                               512,600
                                                                -------------
     Total Liabilities                                            59,717,900

Minority Interest                                                  3,460,600
Commitments

Stockholders' Equity:
Preferred stock $0.01 par value: 10,000,000 shares authorized;
  No shares issued and outstanding                                         -
Common stock: $0.01 par value; 40,000,000 shares authorized;
  3,335,882 shares issued                                             33,400
Capital in excess of par value                                    10,224,200
Retained earnings                                                    (33,500)
Treasury stock, at par value, 12,450 shares                             (100)
                                                                -------------
     Total Stockholders' Equity                                   10,224,000
                                                                -------------
     Total Liabilities and Stockholders' Equity                 $ 73,402,500
                                                                -------------
                                                                -------------

                             SEE ACCOMPANYING NOTES

                            LTC HEALTHCARE, INC.
            CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                                                    Period from Inception
                                                               Three Months Ended    (March 25, 1998) to
                                                               September 30, 1998    September 30, 1998
                                                               ------------------   ---------------------
Revenues:
  Rental income                                                       $  423,100              $  423,100
  Interest income from convertible subordinated debentures               136,700                 241,700
  Other interest and dividend income                                      50,200                  60,200
                                                                      -----------             -----------

          Total revenues                                                 610,000                 725,000
                                                                      -----------             -----------
Expenses:
  Interest on mortgages payable                                          144,100                 144,100
  Interest on note payable to LTC Properties, Inc.                       222,200                 320,700
  Depreciation                                                            89,700                  89,700
  Minority interest                                                            -                       -
  General and administrative                                             191,400                 204,000
                                                                      -----------             -----------

          Total expenses                                                 647,400                 758,500
                                                                      -----------             -----------

Operating loss                                                           (37,400)                (33,500)

Provision for income taxes                                                     -                       -
                                                                      -----------             -----------

Net loss                                                              $  (37,400)             $  (33,500)
                                                                      -----------             -----------
                                                                      -----------             -----------

Weighted average shares outstanding                                    3,323,432               3,323,432

Basic net loss per share                                              $    (0.01)             $    (0.01)
                                                                      -----------             -----------
Diluted net loss per share                                            $    (0.01)             $    (0.01)
                                                                      -----------             -----------
                                                                      -----------             -----------

                             SEE ACCOMPANYING NOTES

                            LTC HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)


                                                                                    Period from Inception
                                                                                     (March 25, 1998) to
                                                                                     September 30, 1998
                                                                                    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                                $    (33,500)
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                 89,700
     Net change in other assets and liabilities                                                  285,400
                                                                                            -------------
       Net cash provided by operating activities                                                 341,600

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                       2,001,000
  Advance on note payable to LTC Properties, Inc.                                              8,635,200
  Payments on note payable to LTC Properties, Inc.                                           (17,668,000)
  Mortgage loan borrowings                                                                    17,400,000
  Principal payments on mortgage loans payable                                                   (20,600)
  Other                                                                                           22,600
                                                                                            -------------
       Net cash provided by financing activities                                              10,370,200

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Investment in convertible subordinated debentures                                           (8,500,000)
  Acquisition of LTC Properties, Inc. common stock                                            (2,179,200)
                                                                                            -------------
      Net cash used in investing activities                                                  (10,679,200)
                                                                                            -------------
Increase (decrease) in cash and cash equivalents                                                  32,600
Cash and cash equivalents, beginning of period                                                         -
                                                                                            -------------
Cash and cash equivalents, end of period                                                    $     32,600
                                                                                            -------------
                                                                                            -------------

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                               $    144,100
Non-cash investing and financing transactions:
  Contribution of net assets from LTC Properties, Inc.                                        10,224,000


                             SEE ACCOMPANYING NOTES

                            LTC HEALTHCARE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   THE COMPANY

LTC Healthcare, Inc. (the "Company"), a Nevada corporation, was incorporated on March 20, 1998 and began operations on March 25, 1998 to engage in the following activities: (i) ownership of leveraged properties leased to third parties; (ii) ownership of secured high yield mortgage loans; (iii) operation of long-term care facilities; (iv) development of long-term care properties, and (v) ownership of equity investments in long-term care companies.

The Company was originally a preferred stock subsidiary of LTC Properties, Inc. ("LTC"), a Maryland corporation and real estate investment trust. On September 30, 1998, concurrently with the conversion of all shares of Company non-voting common stock held by LTC into voting common stock of the Company, LTC completed the spin-off of Company common stock through a taxable dividend to holders of LTC common stock, convertible subordinated debentures and Series C Preferred Stock (the "Distribution"). Upon completion of the Distribution, the Company began operating as a separate public company. See Note 3. --Distribution of LTC's Investment in the Company.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The accompanying financial statements as of September 30, 1998, for the three months ended September 30, 1998 and for the period from inception (March 25, 1998) through September 30, 1998 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. Interim results are not necessarily indicative of results for the entire year or future periods.

USE OF ESTIMATES. The preparation of the combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS. Cash equivalents consist of highly liquid investments with a maturity of three months or less and are stated at cost which approximates market.

REAL ESTATE. Real estate assets transferred to the Company from LTC are recorded at LTC's historical cost. See Note 3. --Distribution of LTC's Investment in the Company. Land and buildings and improvements acquired by the Company are recorded at the Company's cost. Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount. Impairment losses are measured as the amount by which the carrying amount of the real estate exceeds the fair value. Management assesses the recoverability of the carrying value of its assets on a property by property basis. Depreciation is provided on a straight-line basis over the estimated useful lives of 7 years for equipment and 35 years for buildings.

INVESTMENTS IN DEBT AND EQUITY SECURITIES. Investments in debt and equity securities are accounted for at fair value as available-for-sale securities. Unrealized holding gains and losses resulting from changes in the fair value are reported as a separate component of stockholders' equity and comprehensive income.

REVENUE RECOGNITION. Base rental revenue is recognized using the straight-line method by averaging annual minimum rents over the terms of the leases. Contingent rental income, which is generated by a

                            LTC HEALTHCARE, INC.

                        NOTES TO FINANCIAL STATEMENTS


percentage of increased revenue over a specified base period revenue of the long-term care facilities, is recognized as earned.

GENERAL AND ADMINISTRATIVE EXPENSES. The Company has entered into an agreement with LTC whereby LTC will provide space and management and administrative services to the Company, including the ability to use the services of LTC's employees in connection with the Company's business (the "Administrative Services Agreement"). In exchange for these services, the Company will pay a monthly fee equal to 25% of the aggregate amount of all wages, salaries and bonuses paid to LTC employees and the aggregate amount of rent paid by LTC for rental of its principal corporate offices. See Note 3. --Distribution of LTC's Investment in the Company.

INCOME TAXES. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases and book bases of assets and liabilities at each year end based on enacted laws and statutory tax rates applicable to the years in which the differences are expected to affect taxable income.

CONCENTRATION OF CREDIT RISKS. As of September 30, 1998, Integrated Health Services, Inc. ("IHS"), Sun Healthcare Group, Inc., through a wholly-owned subsidiary, ("Sun") and Karrington Health, Inc., ("Karrington") were the Company's largest operators. As of September 30, 1998, approximately 11%, 25% and 60% of the Company's gross real estate investments were leased to IHS, Sun and Karrington, respectively. In addition, as of September 30, 1998, the Company's investment of $8,500,000 in Regent Assisted Living, Inc. ("Regent") convertible subordinated debentures represented 12% of the Company's total assets. See Note 4. --Regent Convertible Subordinated Debentures. The Company's financial position, results of operations and liquidity could be adversely affected by financial difficulties experienced by IHS, Sun, Karrington or Regent, including bankruptcy, insolvency or general downturn in business, or in the event IHS, Sun, or Karrington does not renew and/or extend its leases with the Company as they expire.

IHS, Sun, Karrington and Regent are publicly-traded companies and as such, are subject to the reporting requirements of the Securities and Exchange Commission. The following table contains summary information (in thousands) for IHS, Sun, Karrington and Regent that was extracted from public reports on file with the Securities and Exchange Commission.

                                                                                      Six Months Ended June 30,
                                                        June 30,    December 31,      -------------------------
                                                          1998         1997              1998           1997
                                                       ----------   ------------      ----------     ----------
IHS
  Total assets                                         $5,398,583     $5,063,144             N/A            N/A
  Total debt                                            3,184,153      3,238,233             N/A            N/A
  Total stockholders' equity                            1,469,401      1,088,161             N/A            N/A
  Total revenues                                              N/A            N/A      $1,671,554       $918,916
  Income before taxes and extraordinary items                 N/A            N/A         134,877         46,384
  Net income                                                  N/A            N/A          79,577         10,126

SUN
  Total assets                                         $3,017,750     $2,826,519             N/A            N/A
  Total debt                                            1,632,973      1,799,019             N/A            N/A
  Total stockholders' equity                              578,058        624,740             N/A            N/A
  Total revenues                                              N/A            N/A      $1,637,011       $981,670
  Income (loss) before taxes and extraordinary items          N/A            N/A         (21,670)        47,736
  Net income (loss)                                           N/A            N/A         (55,652)        28,036

                            LTC HEALTHCARE, INC.

                       NOTES TO FINANCIAL STATEMENTS


                                                                                      Six Months Ended June 30,
                                                        June 30,    December 31,      -------------------------
                                                          1998         1997              1998           1997
                                                       ----------   ------------      ----------     ----------
KARRINGTON
  Total assets                                           $139,849       $141,316             N/A            N/A
  Total debt                                              105,469        104,506             N/A            N/A
  Total stockholders' equity                               20,664         26,507             N/A            N/A
  Total revenues                                              N/A            N/A         $14,414         $7,706
  Loss before taxes                                           N/A            N/A          (5,843)          (871)
  Net loss                                                    N/A            N/A          (5,843)          (727)

REGENT
  Total assets                                           $ 62,836       $ 75,704             N/A            N/A
  Total debt                                               42,573         56,169             N/A            N/A
  Total stockholders' equity                               10,686         15,917             N/A            N/A
  Total revenues                                              N/A            N/A         $10,961         $6,628
  Loss before taxes                                           N/A            N/A          (4,931)          (565)
  Net loss                                                    N/A            N/A          (4,931)          (540)

On October 19, 1998, Sunrise Assisted Living, Inc. ("Sunrise") and Karrington announced a definitive agreement whereby Sunrise would acquire Karrington. The acquisition, which is subject to shareholder and regulatory approval, is expected to be completed during the first quarter of 1999.

3.   DISTRIBUTION OF LTC'S INVESTMENT IN THE COMPANY

During the period from inception (March 25, 1998) to September 30, 1998, LTC acquired 4,002 shares of Company non-voting common stock for $2,001,000 and contributed equity investments with a book value of $787,700, 13 real estate properties with a gross book value of $65,182,500 (net book value of $61,462,200) that were encumbered by $29,263,400 of mortgage debt on seven of the properties and a minority interest liability of $3,460,600, and other related assets and liabilities with a book value of $92,700 to the Company in exchange for an additional 36,000 shares of Company non-voting common stock and borrowings by the Company under the unsecured line of credit provided by the LTC of $21,395,600. During 1998, the Company borrowed an additional $8,635,200 under the unsecured line of credit. Subsequent to the contribution of the above assets and liabilities by the LTC to the Company, the Company obtained mortgage financing of $17,400,000 from a third-party lender on four of the unencumbered properties. The Company utilized proceeds from the mortgage debt and cash on hand to repay borrowings of $17,668,000 under the unsecured line of credit provided by LTC.

On September 30, 1998, the 40,002 shares of Company non-voting common stock held by the LTC were converted into 3,335,882 shares of Company voting common stock. Concurrently, LTC completed the spin-off of all Company voting common stock through a taxable dividend distribution to the holders of LTC common stock, Cumulative Convertible Series C Preferred Stock ("Series C Preferred Stock") and Convertible Subordinated Debentures (the "Debentures"). One share of Company common stock was distributed to each holder of LTC common stock, Series C Preferred Stock and Debentures for each ten shares of LTC common stock owned and for each ten shares of LTC common stock that would have been issued upon conversion of the Debentures and Series C Preferred Stock. Upon completion of the Distribution, the Company began operating as a separate public company.

For book purposes, the net assets and liabilities transferred to the Company by LTC were transferred at LTC's book value of approximately $10,224,000. The Distribution was a taxable dividend distribution by LTC and accordingly, for tax purposes, the net assets and liabilities were transferred at their net fair market value of approximately $15,650,000 ($4.69 per share of Company common stock).

                            LTC HEALTHCARE, INC.

                       NOTES TO FINANCIAL STATEMENTS


The Company and LTC have entered into various agreements which, among other things, provide for a sharing of corporate overhead under an administrative services agreement. During the three months ended September 30, 1998 and the period from inception (March 25, 1998) to September 30, 1998, LTC charged the Company an administrative services fee of approximately $175,100.

4.   CONVERTIBLE SUBORDINATED DEBENTURES

On March 30, 1998, the Company agreed to purchase $10,000,000 principal amount of convertible subordinated debentures from Regent (the "Regent Debentures"). The Regent Debentures mature on March 31, 2008, bear interest at 7.5% and are convertible into Regent common stock at $7.50 per share. Regent can require conversion of the Regent Debentures at such time as the Regent common stock trades at $12.00 per share or more for 30 consecutive days. As of September 30, 1998, the Company has completed the purchase of $8,500,000 principal amount of Regent Debentures. As of September 30, 1998, the purchase price approximated the fair value of the Regent Debentures. The Company does not anticipate purchasing any additional Regent Debentures.

In October 1998, the Company purchased $3,000,000 face amount of Assisted Living Concepts, Inc. ("ALC") 5.625% convertible subordinated debentures due 2003 for approximately $2,160,000.

5.   EQUITY INVESTMENTS

The Company purchased for investment purposes, 124,500 shares of LTC common stock. The shares were purchased at a weighted average price of $17.50 per share for a total investment amount of approximately $2,179,200. As of September 30, 1998, the purchase price approximated the fair market value of such shares of LTC common stock. As of September 30, 1998, the aggregate book value of the Company's investment in LTC common stock approximated book value.

LTC transferred equity investments consisting of 69,000 shares of Regent common stock and 30,847 shares of ALC common stock to the Company. See Note 3. --Distribution of LTC's Investment in the Company. As of September 30, 1998 the aggregate book value of the Regent and ALC common stock was approximately $787,700 which was equal to its fair market value.

Subsequent to September 30, 1998, the Company acquired 69,600 shares of LTC common stock for an aggregate cost of approximately $1,128,600. In addition, the Company sold its investment in Regent common stock for total proceeds of approximately $387,400. The Company will recognize a gain of approximately $85,500 on the sale.

6.   NOTE PAYABLE TO LTC

On March 30, 1998, the Company obtained an $8,000,000 unsecured line of credit from LTC. On May 19, 1998, the amount available under the unsecured line of credit was increased to $20,000,000. The line of credit bears interest at 10% and matures in March 2008. As of September 30, 1998, borrowings of $12,362,800 were outstanding under the line of credit. The Company recorded interest expense under the unsecured line of credit of $222,200 and $320,700 for the three months ended September 30, 1998 and for the period from inception (March 25, 1998) to September 30, 1998, respectively.

                            LTC HEALTHCARE, INC.

                       NOTES TO FINANCIAL STATEMENTS


7.   MORTGAGES PAYABLE

In connection with the transfer of seven real estate properties from LTC to the Company, the Company assumed non-recourse mortgage loans totaling $29,263,400 and bearing interest at a weighted average rate of 9.1%. See Note 3. --Distribution of LTC's Investment in the Company.

In August 1998, the Company obtained mortgage financing of $17,400,000 from a third-party lender on four of the unencumbered properties transferred from LTC. The mortgage loan bears interest at 7.27% and matures in August 2008.

Total annual debt service on mortgage loans payable is approximately $4,487,000.

8.   STOCKHOLDERS' EQUITY

In connection with the formation of the Company, on March 25, 1998, LTC acquired 2 shares of non-voting common stock for $1,000 and Christopher T. Ishikawa, Senior Vice President and Chief Investment Officer of LTC, acquired 2 shares of voting common stock in exchange for a $1,000 promissory note. LTC acquired an additional 4,000 shares of non-voting common stock for $2,000,000 and 36,000 shares of non-voting common stock in exchange for the contribution of certain assets and liabilities. On September 30, 1998, the 2 shares of voting common stock acquired by Mr. Ishikawa were retired in return for the cancellation of the $1,000 promissory note.

On September 30, 1998, the 40,002 shares of Company non-voting common stock held by the LTC were converted into 3,335,882 shares of Company voting common stock. On September 30, 1998, the date of the Distribution, the Company owned 124,500 shares of LTC common stock and as a result of the Distribution, received 12,450 shares of treasury stock. See Note 3. --Distribution of LTC's Investment in the Company.

Subsequent to September 30, 1998, the Company's Board of Directors approved the repurchase of up to 300,000 shares of its common stock. Purchases will be made in the open market, or in negotiated transactions, at such times and at such prices as management may decide. On November 9, 1998, the Company repurchased 34,100 shares of its common stock in the open market at an average price of $2.50 per share.

9.   INCOME TAXES

For federal and state income tax purposes, the Company recorded the assets and liabilities transferred from LTC at the net fair market value which was approximately $5,426,000 higher than their net book value at the date of transfer. The excess of fair market value over book value was recorded as a deferred tax asset. Sufficient taxable income must be generated in future years to realize the tax benefit associated with the net deferred tax asset. The Company believes that it is more likely than not that future taxable income will not be sufficient to realize such tax benefits and, accordingly, a valuation allowance was established against the deferred tax asset resulting from the transfer of assets and liabilities from LTC and net operating loss carryforwards. See Note 3. --Distribution of LTC's Investment in the Company.

                            LTC HEALTHCARE, INC.

                       NOTES TO FINANCIAL STATEMENTS


10.  NET LOSS PER SHARE

The Company had no dilutive securities for the three months ended September 30, 1998 or for the period from inception (March 25, 1998) to September 30, 1998. Weighted average shares outstanding for the three months ended September 30, 1998 and for the period from inception (March 25, 1998) to September 30, 1998 were calculated assuming the conversion of 40,002 shares of non-voting common stock held by LTC into 3,335,882 shares of voting common stock and the acquisition of 12,450 shares of treasury stock by the Company occurred at the beginning of each period. See Note 8. --Stockholders' Equity.

                            LTC HEALTHCARE, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

The Company was not formed until March 25, 1998 therefore, comparison results with 1997 are not provided. The following table summarizes the Company's actual results of operations for the period from inception (March 25, 1998) to September 30, 1998 and for the three months ended September 30, 1998 and pro forma results of operations for the three months ended September 30, 1998. Pro forma results of operations have been adjusted to give effect to the transfer of certain real properties and related assets and liabilities from LTC in connection with its spin-off of the Company as if such transfer had occurred on July 1, 1998.


                                                           Pro Forma                           Actual
                                                       ------------------     --------------------------------------------
                                                                                                     Period from Inception
                                                       Three Months Ended     Three Months Ended      (March 25, 1998) to
                                                       September 30, 1998     September 30, 1998       September 30, 1998
                                                       ------------------     ------------------     ---------------------
Revenues:
  Rental income                                             $  1,720,200             $  423,100                $  423,100
  Interest income from Regent debentures                         136,700                136,700                   241,700
  Other interest and dividend income                              51,000                 50,200                    60,200
                                                            -------------            -----------               -----------
     Total revenues                                            1,907,900                610,000                   725,000
                                                            -------------            -----------               -----------
Expenses:
  Interest on mortgages payable                                  990,400                144,100                   144,100
  Interest on note payable to LTC Properties, Inc.               271,900                222,200                   320,700
  Depreciation                                                   495,300                 89,700                    89,700
  Minority interest                                               85,800                      -                         -
  General and administrative                                     208,600                191,400                   204,000
                                                            -------------            -----------               -----------
     Total expenses                                            2,052,000                647,400                   758,500
                                                            -------------            -----------               -----------
Operating loss                                                  (144,100)               (37,400)                  (33,500)
Provision for income taxes                                             -                      -                         -
                                                            -------------            -----------               -----------
Net loss                                                    $   (144,100)            $  (37,400)               $  (33,500)
                                                            -------------            -----------               -----------
                                                            -------------            -----------               -----------

Weighted average shares outstanding                            3,323,432              3,323,432                 3,323,432

Basic net loss per share                                    $      (0.04)            $    (0.01)               $    (0.01)
                                                            -------------            -----------               -----------
Diluted net loss per share                                  $      (0.04)            $    (0.01)               $    (0.01)
                                                            -------------            -----------               -----------
                                                            -------------            -----------               -----------

ACTUAL - PERIOD FROM INCEPTION (MARCH 25, 1998) TO SEPTEMBER 30, 1998 AND THREE MONTHS ENDED SEPTEMBER 30, 1998

On August 18, 1998, LTC transferred six properties operated by Karrington to the Company. For the period from inception (March 25, 1998) to September 30, 1998 and for the three months ended September 30, 1998 the Company recorded rental income of $423,100 which represents rent from August 18, 1998 to September 30, 1998 on the Karrington properties. On September 30, 1998, LTC transferred the remaining seven real estate properties which were contributed to the Company in connection with the Distribution. No rental income was recognized on these seven properties for the

                            LTC HEALTHCARE, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               (CONTINUED)

period from inception (March 25, 1998) to September 30, 1998 and for the three months ended September 30, 1998.

Interest income from convertible subordinated debentures of $241,700 for the period from inception (March 25, 1998) to September 30, 1998 and $136,700 for the three months ended September 30, 1998 represents interest earned on the Company's investment in Regent Debentures.

Other interest and dividend income of $60,200 for the period from inception (March 25, 1998) to September 30, 1998 and $50,200 for the three months ended September 30, 1998 primarily consists of dividends earned on the Company's investment in LTC common stock.

Interest expense of $144,100 for the period from inception (March 25, 1998) to September 30, 1998 and for the three months ended September 30, 1998 represents interest at 7.27% on a mortgage loan of $17,400,000 obtained by the Company in August 1998. Mortgage debt of $29,263,400 transferred to the Company in connection with the Distribution was assumed on September 30, 1998 and accordingly, no interest expense was recognized.

Interest on note payable to LTC of $320,700 for the period from inception (March 25, 1998) to September 30, 1998 and $222,200 for the three months ended September 30, 1998 represents interest at 10% on average borrowings outstanding under the unsecured credit line provided by LTC to the Company.

Depreciation expense of $89,700 for the period from inception (March 25, 1998) to September 30, 1998 and for the three months ended September 30, 1998 represents depreciation from August 18, 1998 to September 30, 1998 on the six properties operated by Karrington which were transferred to the Company by LTC on August 18, 1998.

General and administrative expenses were $204,000 for the period from inception (March 25, 1998) to September 30, 1998 and $191,400 for the three months ended September 30, 1998. General and administrative expenses include a fee of $175,100 for services provided by LTC under the administrative services agreement.

No benefit for income taxes was recorded since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carryforwards.

PRO FORMA - THREE MONTHS ENDED SEPTEMBER 30, 1998

Pro forma results of operations for the three months ended September 30, 1998 have been adjusted to give effect to the transfer of certain real properties and related assets and liabilities from LTC in connection with its spin-off of the Company as if such transfer had occurred on July 1, 1998. Accordingly, revenues and operating costs have been adjusted to include the actual operations of the 13 real estate properties and other related assets and liabilities contributed by LTC for the entire three months ended September 30, 1998 and interest on the note payable to LTC has been adjusted to include interest expense on the net borrowings under the unsecured line of credit in connection with the contribution of assets as if such borrowings had occurred on July 1, 1998.

                            LTC HEALTHCARE, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

In connection with the formation and capitalization of the Company, LTC provided the Company with a $20.0 million unsecured line of credit. Borrowings outstanding under the unsecured line of credit bear interest at 10% and mature in 2008. As of September 30, 1998, the Company had borrowings outstanding under the unsecured line of credit of $12,362,800.

In addition to amounts available under the unsecured line of credit, as of September 30, 1998, the Company owns unencumbered assets consisting of approximately $16.1 million in real estate, $8.5 million in convertible subordinated debentures and $3.0 million in marketable equity securities.

The Company anticipates that cash flow from operations will be adequate to meet its short-term liquidity requirements. The Company expects to meet its long term liquidity requirements such as property acquisitions and development, the granting of high yield loans, the purchase of equity investments and mortgage debt maturities through the most advantageous sources of capital available to the Company at that time. This may include, but not be limited to, the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the disposition of assets. Currently the Company has no external source of financing and the Company has not received any commitment with respect to any funds needed in the future. The Company expects to be able to access capital markets or to seek other financing, but there can be no assurance that it will be able to do so at all or in amounts or on terms acceptable to the Company.

As of September 30, 1998, the Company has no commitments to purchase any additional assets. The Company intends to operate its business as described herein, and may purchase additional assets from time to time in the future. The purchase of additional assets will be contingent upon securing adequate funding on terms acceptable to the Company. The Company is not aware of any material unfavorable trends in either capital resources or the outlook for long-term cash generation; nor, does it expect any material changes in the availability and relative cost of such capital resources.


YEAR 2000

The Company has evaluated its internal accounting and information systems (collectively the "Systems") to assess whether it will function properly with respect to dates in the year 2000 and beyond. Systems that are determined to be non-compliant with the year 2000 and beyond will be upgraded or replaced. Implementation of year 2000 compliant Systems and upgrades to existing Systems are expected to be completed by mid-1999. The total cost associated with modifications required to become year 2000 compliant will not be material to the Company's financial position, results of operations or liquidity. Due to the Company's limited reliance on complex Systems, the Company believes the year 2000 issue, as it relates to its internal Systems, will not have a material adverse effect upon the Company's financial position, results of operations or liquidity and as such has not developed a contingency plan.

The Company is currently assessing the extent to which its operations are vulnerable should its tenants or other parties with which the Company conducts business fail to ensure their computer systems are year 2000 compliant. Neither we nor our lessees can be assured that the federal and state governments, upon

                            LTC HEALTHCARE, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               (CONTINUED)

which our lessees rely for Medicare and Medicaid revenue, will be in compliance in a timely manner. The General Accounting Office has reported that the Health Care Financing Administration, which runs Medicare, is behind schedule in taking steps to deal with the year 2000 issue and that it is highly unlikely that all of the Medicare systems will be compliant in time to ensure the delivery of uninterrupted benefits and services into the year 2000. Due to the general uncertainty surrounding the readiness of third-party tenants and other third-parties, including the federal and state governments, with which the Company and its lessees does business, the Company is unable at this time to determine whether non-compliance with the year 2000 issue by third-parties will have a material impact on the Company's financial position, results of operations or liquidity.

The Company will also have year 2000 exposure in non-information technology areas as it relates to owned properties. There is a risk that embedded chips in elevators, security systems, electrical systems and similar technology-driven devices may stop functioning on January 1, 2000. All of the Company's owned properties are leased under triple-net leases and as such, the cost to repair any of these items will be paid by the lessee.

Readers are cautioned that forward-looking statements contained in the above discussion regarding year 2000 compliance should be read in conjunction with the disclosure under the heading --Statement Regarding Forward Looking Disclosure.


STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may", "will", "expect", "should" or comparable terms or negatives thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government policy relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, changes in reimbursement by other third party payors, the financial strength of the operators of the Company's facilities as it affects the continuing ability of such operators to meet their obligations to the Company under the terms of the Company's agreements with its operators, the amount and the timing of additional investments and access to capital markets. See Exhibit 99 --Risk Factors for a more comprehensive discussion of risks and uncertainties.

                                    PART II

                            LTC HEALTHCARE, INC.

                             OTHER INFORMATION

                             SEPTEMBER 30, 1998


Item 6.  Exhibits and Reports on Form 8-K

         (a)  EXHIBITS

         10.1 Distribution Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc.

         10.2 Administrative Services Agreement, dated as of September 30,
              1998, by and between LTC Properties, Inc. and LTC Healthcare,
              Inc.

         10.3 Intercompany Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc.

         10.4 Tax Sharing Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc.

         10.5 Amended and Restated Promissory Note, dated as of May 19, 1998, between LTC Properties, Inc. and LTC Healthcare, Inc.

         27   Financial Data Schedule

         99   Risk Factors

              In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant's long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

         (b)  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed by the Company during the three months ended September 30, 1998.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LTC PROPERTIES, INC.
                                      Registrant



Dated:  November 12, 1998             By:  /s/ JAMES J. PIECZYNSKI
                                          --------------------------------
                                      James J. Pieczynski
                                      President and Chief Financial Officer