Form 10-K
period 1998-12-31
LTC HEALTHCARE INC
filed 1999-03-31
CIK 1059186

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(MARK ONE)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER: 1-14151

                              LTC HEALTHCARE, INC.
             (Exact name of Registrant as specified in its charter)

            NEVADA                                     91-1895305
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                         300 Esplanade Drive, Suite 1860
                            Oxnard, California 93030
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (805) 981-8655

           Securities registered pursuant to Section 12(b) of the Act:

      Title of Stock                  Name of each exchange on which registered
      --------------                  -----------------------------------------
Common stock, $.01 Par Value                      Pacific Exchange

         Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                          ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Company is approximately $4,537,000 as of March 19, 1999.

                                   2,731,432
     (Number of shares of common stock outstanding as of March 19, 1999)

            Part III is incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 25, 1999.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

ITEM 1.   BUSINESS

GENERAL

LTC Healthcare, Inc. (the "Company"), a Nevada corporation, was incorporated on March 20, 1998 and began operations on March 25, 1998 to engage in the following activities: (i) ownership of leveraged properties leased to third parties; (ii) ownership of secured high yield mortgage loans; (iii) operation of long-term care facilities; (iv) development of long-term care properties, and (v) ownership of equity investments in long-term care companies. The Company was originally a preferred stock subsidiary of LTC Properties, Inc. ("LTC"), a Maryland corporation and real estate investment trust ("REIT"). On September 30, 1998, concurrently with the conversion of all shares of Company non-voting common stock held by LTC into voting common stock of the Company, LTC completed the spin-off of Company common stock through a taxable dividend to holders of LTC common stock, convertible subordinated debentures and Series C Preferred Stock (the "Distribution"). Upon completion of the Distribution, the Company began operating as a separate public company.

The Company was organized to create and realize value by identifying and making opportunistic real estate and health care investments through the direct acquisition, development, financing and operation of real properties and/or participation in these activities through the purchase of debt instruments or equity interests of entities engaged in the health care or real estate businesses. The Company will endeavor to provide investors with return opportunities that are not generally available to publicly traded REITs due to investment limitations and leverage expectations imposed by the public markets and Federal income tax laws applicable to REITs. See "Item 2. -Properties" for a discussion of the Company's investment in real estate properties and health care related debt and equity securities as of December 31, 1998.

THE DISTRIBUTION. During the period from March 25, 1998 to
September 30, 1998, LTC acquired 4,002 shares of Company non-voting common stock for $2,001,000. In addition, LTC contributed equity investments with a book value of $788,000, 13 real estate properties with a gross book value of $65,182,000 (net book value of $61,462,000) that were encumbered by $29,263,000 of mortgage debt on seven of the properties and a minority interest liability of $3,461,000, and other related assets and liabilities with a book value of $93,000 to the Company in exchange for an additional 36,000 shares of Company non-voting common stock and borrowings by the Company under an unsecured line of credit provided by LTC of $21,396,000. Subsequent to the contribution of the above assets and liabilities by the LTC to the Company, the Company obtained mortgage financing of $17,400,000 from a third-party lender on four of the unencumbered properties. The Company utilized proceeds from the mortgage debt and cash on hand to repay borrowings of $17,668,000 under the unsecured line of credit provided by LTC.

On September 30, 1998, the 40,002 shares of Company non-voting common stock held by the LTC were converted into 3,335,882 shares of Company voting common stock. Concurrently, LTC completed the spin-off of all Company voting common stock through a taxable dividend distribution to the holders of LTC common stock, convertible subordinated debentures and Series C Preferred Stock.

INVESTMENT AND OTHER POLICIES

INVESTMENT POLICIES. In addition to the long-term care properties acquired in the Distribution, the Company intends to invest in a variety of real estate related assets such as (i) development opportunities that provide substantial value appreciation rather than immediate cash flow, (ii) properties with long-term leases enabling the Company to utilize a substantial amount of leverage, (iii) properties requiring restructuring in order to create significant value, and (iv) public and private debt and equity securities of real estate and health care-related entities.

DEVELOPMENT. The Company may undertake, directly or through a joint-venture, development projects that have the potential for substantial gains but which may take several years to fully develop. In the event that the Company undertakes a joint-venture development project, the joint-venture developer will most likely assume the majority of the economic risks associated with construction, development and the initial stabilization of the properties. The Company may purchase the developed property and lease it back to the joint-venture developer or make a loan to the developer with an option to purchase the property upon completion of the project.

ACQUISITION OF PROPERTIES SUBJECT TO LONG-TERM LEASES. The Company may acquire real-estate properties in sale/lease-back transactions that can be highly leveraged with fixed rate debt that amortizes over the term of the property's tenant lease. The Company's profits can be enhanced when the property acquired subject to the above investment strategy is encumbered by fixed rate debt that carries an interest rate below the initial purchase capitalization rate.

RESTRUCTURING IN ORDER TO CREATE SIGNIFICANT VALUE. The Company may engage in selective restructuring and development activities such as changing the use or focus of a property as opportunities arise and when justified by projected returns. The Company believes that appropriate, well-located properties that are currently under-performing can be acquired on advantageous terms and repositioned through selective restructuring and development activities with the expectation of achieving enhanced returns.

ACQUISITION OF DEBT AND EQUITY SECURITIES OF ENTITIES ENGAGED IN REAL ESTATE AND HEALTH CARE RELATED ACTIVITIES. The Company may acquire real estate or health care related equity securities or make loans that constitute, or invest in real estate or health care related senior, junior or other subordinated debt securities. Investments in equity securities may include the purchase of general or limited partnership interests in limited partnerships or shares in publicly traded or privately held corporations or interests in other entities engaged in real estate or health care related activities. Investments in debt securities may include debt that is acquired at a discount, commercial mortgage-backed securities, secured and unsecured lines of credit and instruments that are convertible into equity securities. In some instances, the Company may only acquire a participating interest in a debt security.

FINANCING POLICIES. The Company intends to finance its investments through public and private secured and unsecured debt financings, as well as public and private placements of its equity securities. Equity securities issued may include both common and preferred classes of common stock. The Company may incur additional indebtedness when, in the opinion of the directors, it is advisable. For other short-term purposes, the Company may, from time to time, negotiate lines of credit, or arrange for other short-term borrowings from banks or otherwise. The Company may also arrange for long-term borrowings through public offerings or from institutional investors.

In addition, the Company may incur mortgage indebtedness on real estate which it has acquired through purchase or otherwise. The Company may also obtain mortgage financing for unleveraged or underleveraged properties in which it has invested or may refinance properties acquired on a leveraged basis. There is no limitation on the number or amount of mortgages that may be placed on any one property, and the Company has no policy with respect to limitations on borrowing, whether secured or unsecured.

The Company currently does not intend to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Consequently, the Company has the flexibility to respond quickly to opportunities without the structural limitations inherent in REITs and to operate, when deemed advantageous by management, on a more highly leveraged basis than most REITs. By not qualifying as a REIT under the Code (which would require the Company to distribute each year at least 95% of its net taxable income, excluding capital gains), the Company has the ability and currently intends to retain for reinvestment its cash flow generated from operations and to sell properties without the substantial income tax penalties which may be imposed on REITs in such transactions. In addition, the Company differs from real estate opportunity funds that are typically structured as private partnerships. In that regard, the business of the Company is conducted without the payment of acquisition, disposition or management fees to general partners which should result in additional cash flow being available for reinvestment. In addition, unlike investors in opportunity funds, the Company's stockholders have voting rights and are expected to have enhanced liquidity through their ability to sell or margin their stock. However, unlike REITs and opportunity funds, the Company is subject to corporate level taxation.

RELATIONSHIP WITH LTC PROPERTIES, INC. The Company and LTC entered into an administrative services agreement containing a number of provisions relating to employees of LTC and the Company. The administrative services agreement generally provides that, LTC will provide rental space and management and administrative services to the Company, including the ability to use the services of LTC's employees in connection with the Company's business. In exchange for those services, the Company is required to pay LTC on a monthly basis 25% of (1) the aggregate amount of all wages, salaries and bonuses paid during each month to LTC employees and (2) the aggregate amount of rent paid by LTC for rental of its principal corporate offices during each month. Under the administrative services agreement, LTC is responsible for continuing to provide employee benefits (other than those provided separately under the Healthcare 1998 Equity Participation Plan) to LTC employees. The administrative services agreement has a term of ten years but may be terminated either by LTC or the Company at any time upon 30 days' prior written notice to the other party. In addition, the administrative services agreement may be terminated upon a change of control of LTC.

Pursuant to an intercompany agreement, the Company has agreed not to engage in activities or make investments that involve real estate, unless it has first provided written notice to LTC of the material terms and conditions of such activities or investments, and LTC has determined not to pursue such activities or investments either by providing written notice to the Company rejecting the opportunity within ten days following the date of receipt of notice of the opportunity or by allowing such ten-day period to lapse. Pursuant to the intercompany agreement, the Company and LTC also agreed to notify each other of, and make available to each other, investment opportunities which they develop or of which they become aware but are unable or unwilling to pursue. The Company also agreed not to prepay or cause to be prepaid any of its mortgage loans provided by LTC which are securitized in REMIC transactions. The intercompany agreement has a term of ten years but shall terminate earlier upon a change of control of LTC.

The Company and LTC have adopted policies and procedures to be followed by the Board of Directors of each company to limit the involvement of such officers and directors in conflict situations. Such procedures include requiring the persons serving as directors of both companies to abstain from voting as directors with respect to matters that present a significant conflict of interest between the companies and will require approval of the disinterested directors of both companies with respect to the intercompany agreement and the administrative services agreement. Whether or not a significant conflict of interest situation exists will be determined on a case-by-case basis depending on such factors as the dollar value of the matter, the degree of personal interest of any officers or directors in the matter and the likelihood that resolution of the matter has significant strategic, operational or financial implications for the business of the Company and/or LTC. The members of the Board of Directors of each company that do not have any potentially significant conflict of interest between the companies will determine whether a matter presents such a significant conflict.

EMPLOYEES

The Company has no employees. However, pursuant to the administrative services agreement with LTC, LTC is obligated to provide the Company with the services of its employees. At December 31, 1998, LTC had 21 employees.

GOVERNMENT FINANCING AND REGULATION OF HEALTH CARE

GENERAL. Both the federal and state governments are significant sources of revenues for the skilled nursing facilities who lease properties from the Company and used such properties as collateral for those borrowings. In addition, the skilled nursing facilities and the Company's other tenants who provide health care related services are often subject to extensive government regulation.

GOVERNMENT FINANCING. Medicare is a federal program that provides certain health care benefits to beneficiaries who are 65 years of age or older, are disabled, or qualify for the End Stage Renal Disease program. Historically, Medicare covered the reasonable costs of certain post-hospital extended care services furnished by skilled nursing facilities, including capital-related costs, subject to limits on routine operating and capital-related costs.

Medicaid is a program of medical assistance, funded jointly by the federal government and the states for certain needy individuals and their dependents, and certain other eligible persons. Under Medicaid, the federal government provides grants to states that have medical assistance programs that are consistent with federal standards. Medicaid programs or the equivalent are currently in existence in all of the states in which the Company has nursing facility investments. While these programs differ in certain respects from state to state, they are all subject to certain federally imposed requirements, as a substantial portion of the funds available under these programs is provided by the federal government. Medicaid programs provide for payments to participating health care facilities on behalf of the indigent and certain other eligible persons. California and Texas provide for reimbursement at flat daily rates, as determined by the responsible state agency and depending on certain levels of care. In all other states, payments are based upon specific cost reimbursement formulas established by the applicable state.

Up until July 1, 1998, Medicare and most state Medicaid programs utilized a cost-based reimbursement system for skilled nursing facilities which reimbursed these facilities for the reasonable direct and indirect allowable costs incurred in providing routine services plus, in certain states, a return on equity, subject to certain cost ceilings. These costs normally included allowances for administrative and general costs as well as the costs of property and equipment (depreciation and interest, fair rental allowance or rental expense). In certain states, cost-based reimbursement was typically subject to retrospective adjustment through cost report settlement, and for certain states, payments made to a facility on an interim basis that were subsequently determined to be less than or in excess of allowable costs could be adjusted through future payments to the affected facility and to other facilities owned by the same owner. State Medicaid reimbursement programs varied as to the methodology used to determine the level of allowable costs which were reimbursed to operators.

     -    PROSPECTIVE PAYMENT SYSTEM

     Beginning on July 1, 1998, the congressionally mandated prospective payment system was implemented for skilled nursing facilities. Under the prospective payment system, skilled nursing facilities are paid a case-mix adjusted federal per diem rate for Medicare-covered services provided by skilled nursing facilities. The per diem rate is calculated to cover routine service costs, ancillary costs and capital-related costs. The phased-in implementation of the prospective payment system for skilled nursing facilities began with the first cost-reporting period beginning in fiscal years, starting on or after July 1, 1998. The prospective payment system is expected to be fully implemented over three such cost-reporting periods. The effect of the implementation of the prospective payment system on a particular skilled nursing facility will vary in relation to the amount of revenue derived from Medicare patients for each skilled nursing facility.

     Skilled nursing facilities may need to restructure their operations to accommodate the new Medicare prospective payment system reimbursement. In part because of the uncertainty as to the effect of the prospective payment system on skilled nursing facilities, in November 1998, Standard and Poor's, an international rating agency that provides credit analysis and information through the rating of financial instruments, placed many skilled nursing facility companies on a "credit watch" because of the potential negative impact of the implementation of the prospective payment system on the financial condition of skilled nursing facilities, including the ability to make interest and principal payments on outstanding borrowings. In early March 1999, Standard & Poor's lowered the ratings of several skilled nursing facility companies, including one operator that operates skilled nursing facilities in which the Company invests, because of the impact of the implementation of the prospective payment system, particularly those companies with substantial debt.

     -    BALANCED BUDGET ACT OF 1997

     The Balanced Budget Act of 1997 signed by President Clinton on August 5, 1997 is expected to produce billions of dollars in savings to the Federal Government over five years. In addition, the Balanced Budget Act repealed the Boren Amendment under which states were required to pay long-term care providers, including skilled nursing facilities, rates that are "reasonable and adequate to meet the cost which must be incurred by efficiently and economically operated facilities." As a result of the repeal of the Boren Amendment, states are now required by the Balanced Budget Act to:

          -    use a public process for determining rates,

          - publish proposed and final rates, the methodologies underlying the rates, and justifications for the rates, and

          -    give methodologies and justifications.

     During rate-setting procedures, states are required to take into account the situation of facilities that serve a disproportionate number of low-income patients with special needs. The Secretary of the Department of Health and Human Services is required to study and report to Congress within four years concerning the effect of state rate-setting methodologies on the access to and the quality of services provided to Medicaid beneficiaries. The Balanced Budget Act also provides the federal government with expanded enforcement powers to combat waste, fraud and abuse in delivery of health care services. Though applicable to payments for services furnished on or after October 1, 1997, the new requirements are not retroactive. Thus, states that have not proposed changes in their payment methods or standards, or changes in rates for items and services furnished on or after October 1, 1997, need not immediately implement a Balanced Budget Act public approval process.

     The Balanced Budget Act also created the Medicare+Choice program which provides a variety of options for individuals entitled to Medicare Part A and enrolled in Medicare Part B. The options include coordinated care plans (including provider-sponsored organization plans), private fee for service plans, and medical savings accounts plans. Medicare+Choice is effective as of January 1, 1999. It is not possible at this time to predict with any certainty the effect of Medicare+Choice on the Company's tenants.

Both the Medicare and Medicaid programs contain specific requirements which must be adhered to at all times by health care facilities in order to qualify under the programs. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement to health care facilities. No assurance can be given as to whether the future funding of such programs will remain at levels comparable to the present levels.

ANTI-FRAUD LAWS AND REGULATIONS. There are various federal and state laws prohibiting fraud by health care providers, including criminal provisions which prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Violation of these federal provisions is a felony punishable by up to five years imprisonment and/or $25,000 fines. Civil provisions prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment. The penalties for such a violation are fines of not less than $5,000 nor more than $10,000, plus treble damages, for each claim filed.

There are also laws which govern referrals and financial relationships. The federal Anti-Kickback Law prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare and Medicaid patients. A wide array of relationships and arrangements, including ownership interests in a company by persons who refer or who are in a position to refer patients, as well as personal services agreements, have under certain circumstances, been alleged or been found to violate these provisions. In addition to the Anti-Kickback Statute, the federal government restricts certain financial relationships between physicians and other providers of health care services.

State and federal governments are devoting increasing attention and resources to anti-fraud initiatives against health care providers. The Health Insurance Portability and Accountability Act of 1996 and the Balanced Budget Act expand the penalties for health care fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs. Further, under Operation Restore Trust, a major anti-fraud demonstration project, the Office of Inspector General of the U.S. Department of Health and Human Services, in cooperation with other federal and state agencies, has focused on the activities of skilled nursing facilities, home health agencies, hospices and durable medical equipment suppliers in certain states in which we have properties. Due to the success of Operation Restore Trust, the project has been expanded to numerous other states and to additional providers including providers of ancillary nursing home services.

Based upon information periodically received from the Company's operators over the terms of their respective leases, management believe that the nursing facilities in which the Company has investments are in substantial compliance with the various regulatory requirements applicable to them, although there can be no assurance that the operators are in compliance or will remain in compliance in the future.

OTHER REGULATORY AND LICENSING REQUIREMENTS. In addition to the requirements to be met by skilled nursing facilities for participation in the Medicare and Medicaid programs, skilled nursing facilities are subject to regulatory and licensing requirements of federal, state and local authorities. The operator of each skilled nursing facility is licensed annually by the board of health or other applicable agency in each state. In granting and renewing licenses, regulatory agencies consider, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and nursing staff, the quality of care and continuing compliance with the laws and regulations relating to the operation of the facilities. State licensing of facilities is a prerequisite to certification under the Medicare and Medicaid programs. In the ordinary course of business, the operators receive notices of deficiencies for failure to comply with various regulatory requirements and take appropriate corrective and preventive actions. The Company believes that the nursing facilities in which it has investments are in compliance with the applicable licensing or other regulation although there can be no assurance that the operators are or will be in compliance at any time.

Assisted living facilities are subject to certain state regulations and licensing requirements. To qualify as a state licensed facility, assisted living facilities must comply with regulations which address, among other things, staffing, physical design, required services and resident characteristics. Assisted living facilities are also subject to various local building codes and other ordinances, including fire safety codes. These requirements vary from state to state and are monitored to varying degrees by state agencies.

Currently, assisted living facilities are not regulated as such by the federal government. State standards required for assisted living facility providers are less stringent than those required of other licensed health care operators. There can be no assurance that federal regulations governing the operation of assisted living facilities will not be implemented in the future or that existing state regulations will not be expanded. In addition, only certain states have adopted laws or regulations permitting individuals with higher acuity levels to remain in assisted living communities who may otherwise qualify for placement in a nursing facility. While only certain states presently provide for any Medicaid reimbursement for assisted living residences, several states are currently reviewing their policies and reimbursement programs to provide funding for assisted living residences. There can be no assurance that such states will adopt the Medicaid waiver program.

UNCERTAINTY OF HEALTH CARE REFORM

The health care industry is facing various challenges, including increased government and private payor pressure on health care providers to control costs. The pressure to control health care costs intensified during 1994 and 1995 as a result of the national health care reform debate and continues into 1999 as Congress attempted to slow the rate of growth of federal health care expenditures as part of its effort to balance the federal budget.

The Balanced Budget Act enacted significant changes to the Medicare and Medicaid programs designed to "modernize" payment and health care delivery systems while achieving substantial budgetary savings. In seeking to limit Medicare reimbursement for long term care services, Congress established the prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system. In addition, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law, new interpretations of existing laws, or changes in payment methodology may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third party payors.

In light of forthcoming regulations and continuing state Medicaid program reform, no assurance can be given that the implementation of such regulations and reform will not have a material adverse effect on the Company's financial condition or results of operations.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may", "will", "expect", "should" or comparable terms or negatives thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government policy relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, changes in reimbursement by other third party payors, the financial strength of the operators of the Company's facilities as it affects the continuing ability of such operators to meet their obligations to the Company under the terms of the Company's agreements with its borrowers and operators, the amount and the timing of additional investments, access to capital markets and changes in tax laws and regulations.

ITEM 2.   PROPERTIES

REAL ESTATE INVESTMENTS

As of December 31, 1998, the Company's real estate investment portfolio contained 13 properties consisting of seven skilled nursing facilities ("SNFs") with a total of 914 beds, five assisted living residences ("ALFs") with a total of 293 units and one Alzheimer facility with 26 units, representing a net investment of $65,182,000 (before accumulated depreciation of $4,306,000). All of the above real estate properties were contributed to the Company by LTC in connection with the Distribution.

Skilled nursing facilities provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Many skilled nursing facilities provide ancillary services that include occupational, speech, physical, respiratory and IV therapies, as well as provide sub-acute care services. Such services are paid either by the patient or the patient's family, or through the federal Medicare or state Medicaid programs. Assisted living facilities serve elderly persons who require assistance with activities of daily living, but do not require the constant supervision skilled nursing facilities provide. Services are generally available 24-hours a day and include personal supervision and assistance with eating, bathing, grooming and administering medication. The facilities provide a combination of housing, supportive services, personalized assistance and health care designed to respond to individual needs.

The following table sets forth certain information regarding the Company's owned properties as of December 31, 1998:


                                     No. of                    Avg. Remaining
                   No. of   No. of    Beds                       Lease Term        Carrying       Current Annual
    Location        SNFs     ALFs    /Units    Encumbrances      (in Months)         Value         Rent Payments
----------------- -------- ------- ---------- --------------   -------------- ------------------- ---------------
Arizona              2                  393    $ 14,040,000          49           $ 11,273,000      $ 1,550,000
New Mexico           4                  399      13,405,000          40             11,633,000        1,389,000
Ohio                          5         250      17,341,000         232             30,973,000        2,807,000
Pennsylvania                  1          69                         232              8,327,000          770,000
Texas                1                  122       1,741,000          57              2,976,000          354,000
----------------- -------- ------- ---------- --------------   -------------- ------------------- ---------------
TOTAL                7        6       1,233    $ 46,527,000(1)                      65,182,000(2)   $ 6,870,000
----------------- -------- ------- ---------- --------------   -------------- ------------------- ---------------
----------------- -------- ------- ---------- --------------   -------------- ------------------- ---------------

(1) Encumbrances consist of non-recourse mortgages payable by the Company secured by first mortgages on the facilities.

(2) Consists of: SNFs-$25,882,000; ALFs-$36,010,000; and Alzheimer facility-$3,290,000.

The leases generally have an initial term of ten to twelve years and provide for a fixed minimum base rent during the initial and renewal periods. Most of the leases provide for annual fixed rent increases or increases based on increases in consumer price indices over the term of the lease. In addition, certain of the Company's leases provide for additional rent through revenue participation (as defined in the lease agreement) in incremental revenues generated by the facilities, over a defined base period, effective at various times during the term of the lease. Each lease is a triple net lease which requires the lessee to pay additional charges including all taxes, insurance, assessments, maintenance and repair (capital and non-capital expenditures), and other costs necessary in the operation of the facility.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

At December 31, 1998 the Company owned the following debt and equity securities:

- $8,500,000 principal amount of Regent Assisted Living, Inc. 7.5% convertible subordinated debentures due 2008 (fair value approximates face value);

- $3,000,000 principal amount (amortized cost of $2,191,000) of Assisted Living Concepts, Inc. 5.625% convertible subordinated debentures due 2003 (fair value of $2,386,000);

- 30,847 shares of Assisted Living Concepts, Inc. common stock contributed by LTC in connection with its distribution of its investment in the Company with a fair value of approximately $405,000 (net of the fair market adjustment of approximately $81,000); and

- 194,100 shares of LTC common stock acquired for an aggregate purchase price of $3,308,000 (fair value of $3,227,000).

MAJOR OPERATORS

As of December 31, 1998, Integrated Health Services, Inc. ("IHS"), Sun Healthcare Group, Inc., through a wholly owned subsidiary, ("Sun") and Karrington Health, Inc. ("Karrington") were the Company's largest operators. As of December 31, 1998, approximately 11%, 25% and 60% of the Company's gross real estate investments were leased to IHS, Sun and Karrington, respectively. In addition, the Company's investment of $8,500,000 in Regent Assisted Living, Inc. ("Regent") convertible debentures represented approximately 11% of the Company's total assets as of December 31, 1998. IHS, Sun, Karrington and Regent are publicly traded companies, and as such are subject to the filing requirements of the Securities and Exchange Commission. See "Item 8. -Financial Statements -Note 2. Summary of Significant Accounting Policies -CONCENTRATION OF CREDIT RISKS." for summary information for IHS, Sun, Karrington and Regent that was extracted from public reports on file with the Securities and Exchange Commission.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding which, in the opinion of management, would be material to its' results of operations or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS


             NAME                 AGE                             POSITION
-------------------------------   ---    ------------------------------------------------------
Andre C. Dimitriadis              58     Chairman, Chief Executive Officer and Director
James J. Pieczynski               36     President, Chief Financial Officer, and Director
Christopher T. Ishikawa           35     Senior Vice President and Chief Investment Officer
Raad K. Shawaf                    33     Senior Vice President and General Counsel


Mr. Dimitriadis has served as Chairman and CEO of the Company since its inception. He founded LTC in 1992 and was employed by Beverly Enterprises, Inc., an owner/operator of long-term care facilities, retirement living facilities and pharmacies, from October 1989 to May 1992, where he served as Executive Vice President and Chief Financial Officer. Prior to that, he was employed by American Medical International, Inc., an owner/operator of hospitals, from 1985 to 1989, where he served as Executive Vice President - Finance, Chief Financial Officer and Director. Mr. Dimitriadis is a member of the board of Magellan Health Services.

Mr. Pieczynski has served as President and Director of the Company since its inception. He has also served as President and Director of LTC since September 8, 1997 and Chief Financial Officer of LTC since May 1994. From May 1994 to September 1997, he also served as Senior Vice President of LTC. He joined LTC in December 1993 as Vice President and Treasurer. Prior to that, he was employed by American Medical International, Inc., an owner/operator of hospitals, from May 1990 to December 1993, where he served as Assistant Controller and Director of Development.

Mr. Ishikawa has served as Senior Vice President and Chief Investment Officer of the Company since its inception. He has also served as Senior Vice President and Chief Investment Officer of LTC since September 8, 1997. Prior to that, he served as the Vice President and Treasurer of LTC since April 1995. Prior to joining LTC, he was employed by MetroBank from December 1991 to March 1995, where he served as First Vice President and Controller. From December 1989 to November 1991, he was employed by Mercantile National Bank where he served as Assistant Treasurer.

Mr. Shawaf has served as Senior Vice President and General Counsel of the Company and LTC since March 1, 1999. From September 1997 to March 1999, he served as Vice President and Assistant General Counsel of LTC. Prior to joining LTC, he was employed by Pamela J. Privett, A Professional Law Corporation, which served outside General Counsel to LTC from June 1997 to September 1997. From November 1996 to June 1997, he was the sole owner of Raad K. Shawaf , Attorney At Law, a real estate law practice. From June 1993 to June 1996, he was an associate attorney at Stern, Neubauer, Greenwald & Pauly.

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

(a) The Company's common stock is listed on the Pacific Exchange and began active trading on October 1, 1998. Set forth below are the high and low reported sale prices for the Company's common stock as reported on the Pacific Exchange.


                                           PRICE PER SHARE
                                    HIGH                     LOW
                                    ----                     ---
      1998
      ----
         Fourth Quarter             $4.38                   $2.00


(b) As of December 31, 1998, there were approximately 802 stockholders of record of the Company's common stock.

(c) The Company has never paid cash dividends on its common stock. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL INFORMATION

The Company was not formed until March 25, 1998 therefore, comparative results with 1997 are not provided. The following table summarizes the Company's results of operations for the period from inception (March 25, 1998) through December 31, 1998 and balance sheet information as of December 31, 1998 and should be read in conjunction with the Company's financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K (Dollars in thousands except share amounts).


  OPERATING INFORMATION:
  Revenues:
     Rental income                                                                             $   2,172
     Interest and other income                                                                       692
                                                                                               ---------
        Total revenues                                                                             2,864

  Expenses:
     Mortgage interest                                                                             1,133
     Interest on line of credit from LTC Properties, Inc.                                            711
     Depreciation                                                                                    586
     Minority interest                                                                                86
     Operating and other expenses                                                                    467
                                                                                               ---------
        Total expenses                                                                             2,983
                                                                                               ---------

  Operating Loss                                                                                    (119)
     Provision for income taxes                                                                        -
                                                                                               ---------
  Net Loss                                                                                     $    (119)
                                                                                               ---------
                                                                                               ---------

  Weighted Average Shares Outstanding                                                          3,184,832
                                                                                               ---------
                                                                                               ---------

  PER SHARE INFORMATION:
  Basic net (loss)                                                                             $   (0.04)
                                                                                               ---------
                                                                                               ---------
  Diluted net (loss)                                                                           $   (0.04)
                                                                                               ---------
                                                                                               ---------

  BALANCE SHEET INFORMATION:
  Real estate investments, net                                                                 $  60,876
  Total assets                                                                                    77,244
  Total debt                                                                                      63,055
  Total liabilities                                                                               63,996
  Minority interest                                                                                3,461
  Total stockholders' equity                                                                       9,787

  OTHER INFORMATION:
  Cash flows from operating activities                                                         $     556
  Cash flows (used in) investing activities                                                      (13,580)
  Cash flows provided by financing activities                                                     14,036


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS FOR THE PERIOD FROM INCEPTION (MARCH 25, 1998) THROUGH DECEMBER 31, 1998

On August 18, 1998, LTC transferred six properties operated by Karrington to the Company. Rental income from August 18, 1998 to December 31, 1998 on the Karrington properties was $1,317,000. On September 30, 1998, LTC transferred the remaining seven real estate properties contributed to the Company in connection with the Distribution. Rental income on these seven properties was $855,000 for the period from October 1, 1998 to December 31, 1998. Interest income on the Company's investment in Regent Assisted Living, Inc. and Assisted Living Concepts, Inc. convertible subordinated debentures was $475,000. Interest and other income consisted of $133,000 in dividends on LTC common stock and a gain on the sale of Regent common stock of $86,000.

Mortgage interest expense includes $467,000 on a 7.27% mortgage loan of $17,400,000 obtained by the Company in August 1998 and interest of $666,000 on mortgage debt with a weighted average rate of 9.1% assumed in connection with the Distribution. Interest expense of $711,000 on the unsecured line of credit from LTC represents interest at 10% on the average borrowings under the unsecured credit line provided by LTC.

Depreciation expense of $586,000 consists of depreciation from August 18, 1998 to December 31, 1998 on the Karrington properties of $359,000 and depreciation of $227,000 from October 1, 1998 to December 31, 1998 on the remaining seven properties transferred to the Company in the Distribution.

General and administrative expenses were $467,000, the majority of which relates to a fee of $350,000 for services provided by LTC under the administrative services agreement.

No benefit for income taxes was recorded since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the formation and capitalization of the Company, LTC provided the Company with a $20.0 million unsecured line of credit. Borrowings outstanding under the unsecured line of credit bear interest at 10% and mature in 2008. (See "Item 8. Financial Statements -Note. 3 Distribution of LTC's Investment in the Company for a more complete discussion of the formation and capitalization of the Company".) As of December 31, 1998, the Company had borrowings outstanding under the unsecured line of credit of $16,528,000. In addition to amounts available under the unsecured line of credit, as of December 31, 1998, the Company owns unencumbered assets consisting of approximately $16,050,000 in real estate, $10,886,000 in convertible subordinated debentures and $3,632,000 in marketable equity securities.

During 1998, the Company utilized working capital and borrowings under the line of credit to:

- repurchase 138,600 shares of its common stock for an aggregate purchase price of $384,000;

- purchase $8,500,000 principal amount of Regent Assisted Living, Inc. 7.5% convertible subordinated debentures due 2008 (fair value approximates face value);

- purchase $3,000,000 principal amount of Assisted Living Concepts, Inc. 5.625% convertible subordinated debentures due 2003 for approximately $2,160,000 (fair value of $2,386,000; amortized cost $2,191,000);

- purchase 194,100 shares of LTC common stock for an aggregate purchase price of $3,308,000 (fair value of $3,227,000).

In August 1998, the Company obtained mortgage financing of $17,400,000 from a third-party lender on four of the unencumbered properties transferred from LTC in the Distribution. The mortgage loan bears interest at 7.27% and matures in August 2008. Proceeds were used to repay borrowings under the line of credit.

Subsequent to December 31, 1998, the Company utilized borrowings under the line of credit to purchase an additional 40,058 shares of LTC common stock for approximately $585,000 and an additional 453,400 shares of its own common stock for approximately $1,240,000.

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

As of December 31, 1998, the Company had no commitments to purchase any additional assets. The Company intends to operate its business as described herein, and may purchase additional assets from time to time in the future. The purchase of additional assets will be contingent upon securing adequate funding on terms acceptable to the Company. The Company is not aware of any material unfavorable trends in either capital resources or the outlook for long-term cash generation; nor, does it expect any material changes in the availability and relative cost of such capital resources.

YEAR 2000

Currently many computer programs assume the first two digits of a year are "19" and simply identify a year by the last two digits. It is widely anticipated that, beginning in the year 2000 when the first two digits of a year are "20" rather than "19", these computer programs will incorrectly identify the year (i.e. the year 2000 will be incorrectly identified as 1900). Such miscalculations could result in the disruption of operations that are reliant on these computer programs. Computer programs that identify a year by four digits are deemed to be year 2000 compliant. The statements in this section include year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

STATUS OF THE COMPANY'S INFORMATION TECHNOLOGY SYSTEMS AND NON-INFORMATION TECHNOLOGY SYSTEMS. The Company's primary use of information technology systems is its internal accounting and information management software (collectively the "Systems"). The Company has evaluated the Systems to assess whether they will function properly with respect to dates in the year 2000 and beyond. Systems that were determined to be non-compliant with the year 2000 and beyond will be upgraded or replaced.

Implementation of year 2000 compliant Systems and upgrades to existing Systems are expected to be completed by mid-1999. The total cost associated with modifications required to become year 2000 compliant will not be material to the Company's financial position, results of operations or liquidity. Due to the Company's limited reliance on complex Systems, the Company believes the year 2000 issue, as it relates to its internal Systems, will not have a material adverse effect upon the Company's financial position, results of operations or liquidity.

The Company will also have year 2000 exposure in non-information technology areas as it relates to owned properties and its leased corporate offices. There is a risk that embedded chips in elevators, security systems, electrical systems and similar technology-driven devices may stop functioning on January 1, 2000. All of the Company's owned properties are leased under triple-net leases and as such, the cost to repair any of these items will be paid by the lessee. While any disruption in services at our corporate offices due to failure of non-information technology systems may be inconvenient and disruptive to day-to-day activities, it is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

EXPOSURE TO THIRD PARTY YEAR 2000 ISSUES. The Company depends upon the following third parties:

- its tenants and other third parties in which it has made investments in their debt and equity securities for rents and cash flows;

-    its financial institutions for availability of working capital; and

-    its transfer agent to maintain and track investor information.

If our primary tenants or other third parties in which we have made investments are not year 2000 compliant, or if they face disruptions in their cash flows due to year 2000 issues, we could face significant temporary disruptions in our cash flows after that date. These disruptions could be compounded if the commercial banks that process our cash receipts and disbursements are not year 2000 compliant.

Neither we nor our lessees can be assured that the federal and state governments, upon which our lessees rely for Medicare and Medicaid revenue, will be in compliance in a timely manner. The General Accounting Office has reported that the Health Care Financing Administration, which runs Medicare, is behind schedule in taking steps to deal with the year 2000 issue and that it is highly unlikely that all of the Medicare systems will be compliant in time to ensure the delivery of uninterrupted benefits and services into the year 2000. The General Accounting Office has also reported that, based upon its survey of the states, the District of Columbia and three territories, less than 16% of the automated systems used by state and local government to administer Medicaid are reported to be year 2000 compliant. Due to the general uncertainty surrounding the readiness of third-party tenants and other third-parties, including the federal and state governments, with which the Company and its lessees does business, the Company is unable at this time to determine whether non-compliance with the year 2000 issue by third-parties will have a material impact on the Company's financial position, results of operations or liquidity.

CONTINGENCY PLAN. In the event we experience a significant disruption in cash receipts due to the a delay in Medicare or Medicaid receipts by our tenants or due to other year 2000 non-compliance issues, we would seek additional liquidity from our lenders and slow our investment activity.

Readers are cautioned that forward-looking statements contained in the above discussion regarding year 2000 compliance should be read in conjunction with the disclosure under the heading -Statement Regarding Forward Looking Disclosure.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may", "will", "expect", "should" or comparable terms or negatives thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government policy relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, changes in reimbursement by other third party payors, the financial strength of the operators of the Company's facilities as it affects the continuing ability of such operators to meet their obligations to the Company under the terms of the Company's agreements with its borrowers and operators, the amount and the timing of additional investments, access to capital markets and changes in tax laws and regulations.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Readers are cautioned that statements contained in this section are "Quantitative and Qualitative Disclosures About Market Risk" are forward looking and should be read in conjunction with the disclosure under the heading "-Statement Regarding Forward Looking Disclosure" set forth above.

The Company is exposed to market risks associated with fluctuations in interest rates on its debt and investments in debt securities and fluctuations in equity prices on its investment in equity and convertible debt securities. These market risks are sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. The Company does not use interest rate contracts or other types of derivative financial instruments.

All of the Company's investments in debt securities and secured mortgage loans payable at December 31, 1998 have fixed interest rates. Changes in interest rates generally impact the fair value, but not future earnings or cash flows of investments in debt and equity securities and fixed rate debt. At December 31, 1998, based on prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans payable was approximately $39,285,000. The carrying value and weighted average interest rate for mortgage loans payable was $46,527,000 and 8.4%, respectively at December 31, 1998. At December 31, 1998, based on quoted market values, interest rates for comparable securities and estimates made by management, the fair value of the Company's investment in debt and equity securities was $14,518,000. The Company does not believe that the future market rate risks associated with its investments in debt and equity securities and debt will have a material impact on the Company or its future operations.

ITEM 8.   FINANCIAL STATEMENTS


                                                                                                       Page
                                                                                                       ----
Report of Independent Auditors ........................................................................ 19

Consolidated Balance Sheet as of December 31, 1998 .....................................................20

Consolidated Statement of Income for the period from
inception (March 25, 1998) to December 31, 1998.........................................................21

Consolidated Statement of Stockholders' Equity for the period from inception (March 25, 1998) to December 31, 1998.........................................................22

Consolidated Statement of Cash Flows for the period from
inception (March 25, 1998) to December 31, 1998.........................................................23

Notes to Consolidated Financial Statements .............................................................24


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
LTC Healthcare, Inc.

We have audited the accompanying consolidated balance sheet of LTC Healthcare, Inc. as of December 31, 1998 and the related consolidated statement of income, stockholders' equity, and cash flows for the period from inception (March 25, 1998) to December 31, 1998. Our audit also included the financial statement schedule listed at Item 14(d). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Healthcare, Inc. at December 31, 1998, and the consolidated results of its operations and its cash flows for the period from inception (March 25, 1998) to December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                       /s/ ERNST & YOUNG LLP

Los Angeles, California
January 19, 1999, except Note 13, as to
which the date is March 19, 1999

                             LTC HEALTHCARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                                    DECEMBER 31, 1998
                                                                                    -----------------
ASSETS
Real Estate Investments:
  Buildings and improvements                                                             $ 61,376
  Land                                                                                      3,806
  Accumulated depreciation                                                                 (4,306)
                                                                                    -----------------
      Real estate investments, net                                                         60,876
Equity Investments                                                                          3,632
Investment in Convertible Subordinated Debentures                                          10,886
Other Assets:
  Cash and cash equivalents                                                                 1,012
  Debt issue costs, net                                                                       104
  Interest receivable                                                                         187
  Prepaid expenses and other assets                                                           547
                                                                                    -----------------
                                                                                            1,850
                                                                                    -----------------
    Total assets                                                                         $ 77,244
                                                                                    -----------------
                                                                                    -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans payable                                                                   $ 46,527
Line of credit from LTC Properties, Inc.                                                   16,528
Accrued interest                                                                              308
Accrued expenses and other liabilities                                                        633
                                                                                    -----------------
     Total liabilities                                                                     63,996

Minority Interest                                                                           3,461
Commitments and Contingencies

Stockholders' Equity:
Preferred stock $0.01 par value; 10,000,000 shares
     authorized;  No shares issued and outstanding                                              -
Common stock $0.01 par value; 40,000,000 shares authorized;
     3,335,882 shares issued                                                                   33
Capital in excess of par value                                                             10,224
Treasury stock, 151,050 shares                                                               (384)
Retained earnings (loss)                                                                     (119)
Accumulated comprehensive income                                                               33
                                                                                    -----------------
    Total stockholders' equity                                                              9,787
                                                                                    -----------------
    Total liabilities and stockholders' equity                                           $ 77,244
                                                                                    -----------------
                                                                                    -----------------

                             See accompanying notes

                              LTC HEALTHCARE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share amounts)

                                                                               PERIOD FROM INCEPTION
                                                                                (MARCH 25, 1998) TO
                                                                                 DECEMBER 31, 1998
                                                                               ---------------------
Revenues:
  Rental income                                                                       $  2,172
  Interest and other income                                                                692
                                                                               ---------------------

          Total revenues                                                                 2,864
                                                                               ---------------------

Expenses:
  Interest on mortgages payable                                                          1,133
  Interest expense on line of credit from LTC Properties, Inc.                             711
  Depreciation                                                                             586
  Minority interest                                                                         86
  General and administrative                                                               467
                                                                               ---------------------

          Total expenses                                                                 2,983
                                                                               ---------------------

Operating loss                                                                            (119)

Provision for income taxes                                                                   -
                                                                               ---------------------
Net loss                                                                              $   (119)
                                                                               ---------------------
                                                                               ---------------------

Net (loss) Per Common Share:
  Basic net (loss) per share                                                          $  (0.04)
                                                                               ---------------------
                                                                               ---------------------
  Diluted net (loss) per share                                                        $  (0.04)
                                                                               ---------------------
                                                                               ---------------------

                              See accompanying notes

                               LTC HEALTHCARE, INC.

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (In thousands)


                                                   CAPITAL IN               RETAINED    ACCUMULATED
                                         COMMON     EXCESS OF   TREASURY    EARNINGS    COMPREHENSIVE    COMPREHENSIVE
                                          STOCK        PAR        STOCK      (LOSS)        INCOME        INCOME (LOSS)
                                         ------    ----------   --------    --------    -------------    -------------
Issuance of 3,335,882 shares              $  33     $ 10,224     $    -      $    -        $   -            $   -
Repurchase of (138,600) shares                -            -       (384)          -            -                -
Contribution of Net Assets from
LTC Properties, Inc. (12,450) shares          -            -          -           -            -                -
Unrealized gains on
available-for-sale securities                 -            -          -           -           33               33
Net loss                                      -            -          -        (119)           -             (119)
                                         ------    ----------   --------    --------    -------------    -------------
Comprehensive loss                                                                                          $ (86)
                                                                                                         -------------
                                                                                                         -------------
Balance - December 31, 1998               $  33     $ 10,224     $ (384)     $ (119)       $  33
                                         ------    ----------   --------    --------    -------------
                                         ------    ----------   --------    --------    -------------


                            See accompanying notes

                              LTC HEALTHCARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                      PERIOD FROM INCEPTION
                                                                                       (MARCH 25, 1998) TO
                                                                                         DECEMBER 31, 1998
                                                                                      ---------------------
OPERATING ACTIVITIES:
  Net loss                                                                                   $  (119)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                                 586
    Gain on sale of investments                                                                  (86)
    Other non-cash items                                                                         (31)
  Increase in other assets                                                                      (473)
  Increase in accrued interest                                                                   108
  Increase in accrued expenses and other liabilities                                             571
                                                                                      ---------------------
            Net cash provided by operating activities                                            556
INVESTING ACTIVITIES:
  Investment in equity securities                                                             (3,308)
  Investment in convertible subordinated debentures                                          (10,660)
  Proceeds from sale of investments, net                                                         388
                                                                                      ---------------------
            Net cash used in investing activities                                            (13,580)
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                                                  2,001
  Advance on line of credit from LTC Properties, Inc.                                         12,800
  Payments on line of credit from LTC Properties, Inc.                                       (17,668)
  Mortgage loan borrowings                                                                    17,400
  Debt issue costs                                                                              (143)
  Principal payments on mortgage loans payable                                                  (136)
  Repurchase of common stock                                                                    (384)
  Other                                                                                          166
                                                                                      ---------------------
            Net cash provided by financing activities                                         14,036
                                                                                      ---------------------
            Increase (decrease) in cash and cash equivalents                                   1,012
Cash and cash equivalents, beginning of year                                                       -
                                                                                      ---------------------
Cash and cash equivalents, end of year                                                     $   1,012
                                                                                      ---------------------
                                                                                      ---------------------
Supplemental disclosure of cash flow information:
        Interest paid                                                                      $     880
        Non-cash distribution of net assets from LTC Properties Inc.                       $  10,224

                             See accompanying notes

                              LTC HEALTHCARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS. Cash equivalents consist of highly liquid investments with a maturity of three months or less and are stated at cost which approximates market.

REAL ESTATE. Real estate assets transferred to the Company from LTC are recorded at LTC's historical cost. See Note 3. -Distribution of LTC's Investment in the Company. Land and buildings and improvements acquired by the Company are recorded at the Company's cost. Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount. Impairment losses are measured as the amount by which the carrying amount of the real estate exceeds the fair value. Management assesses the recoverability of the carrying value of its assets on a property by property basis. Depreciation is provided on a straight-line basis over the estimated useful lives of 7 years for equipment and 35 years for buildings.

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

GENERAL AND ADMINISTRATIVE EXPENSES. The Company has entered into an agreement with LTC whereby LTC will provide space and management and administrative services to the Company, including the ability to use the services of LTC's employees in connection with the Company's business (the "Administrative Services Agreement"). In exchange for these services, the Company will pay a monthly fee equal to 25% of the aggregate amount of all wages, salaries and bonuses paid to LTC employees and the aggregate amount of rent paid by LTC for rental of its principal corporate offices. See Note 3. -Distribution of LTC's Investment in the Company.

INCOME TAXES. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases and book bases of assets and liabilities at each year end based on enacted laws and statutory tax rates applicable to the years in which the differences are expected to effect taxable income.

STOCK-BASED COMPENSATION. The Company has adopted the disclosure requirements of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" but accounts for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25.

INDUSTRY SEGMENTS. Management allocates resources and assesses performance on an individual property or investment basis. The Company has aggregated its investments into a single operating segment since they consist primarily of long-term care real estate properties and long-term care debt and equity securities.

CONCENTRATION OF CREDIT RISKS. As of December 31, 1998, Integrated Health Services, Inc. ("IHS"), Sun Healthcare Group, Inc., through a wholly-owned subsidiary, ("Sun") and Karrington Health, Inc., ("Karrington") were the Company's largest operators leasing approximately 11%, 25% and 60% of the Company's gross real estate investments, respectively. In addition, as of December 31, 1998, the Company's investment of $8,500,000 in Regent Assisted Living, Inc. ("Regent") convertible subordinated debentures represented 11% of the Company's total assets. See Note 5. - Convertible Subordinated Debentures. The Company's financial position, results of operations and liquidity could be adversely affected by financial difficulties experienced by IHS, Sun, Karrington or Regent, including bankruptcy, insolvency or general downturn in business, or in the event IHS, Sun, or Karrington does not renew and/or extend its leases with the Company as they expire. IHS, Sun, Karrington and Regent are publicly traded companies, and as such are subject to the filing requirements of the Securities and Exchange Commission

On October 18, 1998, Sunrise Assisted Living, Inc. ("Sunrise") and Karrington announced a definitive agreement of merger whereby Sunrise would acquire Karrington. The acquisition is expected to close during the second quarter of 1999.

                               LTC HEALTHCARE, INC.

The following table, which is not covered by the Report of Independent Auditors on page 19, contains summary information (in thousands) for IHS, Sun, Karrington and Regent that was extracted from public reports on file with the Securities and Exchange Commission.

                                                                                           Nine Months Ended September 30,
                                                       September 30,   December 31,        -------------------------------
                                                           1998            1997                 1998            1997
                                                       -------------   ------------          ----------      ----------
IHS
  Total assets                                           $5,257,785     $5,063,144                  N/A             N/A
  Total debt                                              3,288,530      3,238,233                  N/A             N/A
  Total stockholders' equity                              1,306,891      1,088,161                  N/A             N/A
  Total revenues                                                N/A            N/A           $2,249,793      $1,009,139
  Income  before taxes, discontinued operations
    and extraordinary items                                     N/A            N/A              213,741          81,433
  Net income  (loss)                                            N/A            N/A              (78,763)         28,407

SUN
  Total assets                                            3,098,516     $2,832,611                  N/A             N/A
  Total debt                                              1,682,575      1,799,019                  N/A             N/A
  Total stockholders' equity                                612,429        615,197                  N/A             N/A
  Total revenues                                                N/A            N/A            2,463,667      $1,536,886
  Income (loss) before taxes and extraordinary items            N/A            N/A               (1,319)         63,402
  Net income (loss)                                             N/A            N/A              (44,156)         31,716

KARRINGTON
  Total assets                                             $139,126       $141,316                  N/A             N/A
  Total debt                                                 98,396        104,066                  N/A             N/A
  Total stockholders' equity                                 16,690         26,507                  N/A             N/A
  Total revenues                                                N/A            N/A              $24,040         $13,231
  Loss before taxes                                             N/A            N/A               (9,834)         (3,916)
  Net loss                                                      N/A            N/A               (9,834)         (3,726)

REGENT
  Total assets                                              $70,405        $75,704                  N/A             N/A
  Total debt                                                 53,021         56,169                  N/A             N/A
  Total stockholders' equity                                  6,851         15,917                  N/A             N/A
  Total revenues                                                N/A            N/A              $19,868         $10,224
  Loss before taxes                                             N/A            N/A               (8,617)         (1,446)
  Net loss                                                      N/A            N/A               (8,617)         (1,422)


3.   DISTRIBUTION OF LTC'S INVESTMENT IN THE COMPANY

During the period from inception (March 25, 1998) to September 30, 1998, LTC acquired 4,002 shares of the Company's non-voting common stock for $2,001,000 and contributed equity investments with a book value of $788,000, 13 real estate properties with a gross book value of $65,182,000 (net book value of $61,462,000) that were encumbered by $29,263,000 of mortgage debt on seven of the properties and a minority interest liability of $3,461,000, and other related assets and liabilities with a book value of $93,000 to the Company in exchange for an additional 36,000 shares of Company non-voting common stock and borrowings by the Company under the unsecured line of credit provided by LTC of $21,396,000. During 1998, the Company borrowed an additional $12,800,000 under the unsecured line of credit. Subsequent to the contribution of the above assets and liabilities by LTC to the Company, the Company obtained mortgage financing of $17,400,000 from a third-party lender on four of the unencumbered properties. The Company

                               LTC HEALTHCARE, INC.

utilized proceeds from the mortgage debt and cash on hand to repay borrowings of $17,668,000 under the unsecured line of credit provided by LTC.

On September 30, 1998, the 40,002 shares of Company non-voting common stock held by LTC were converted into 3,335,882 shares of Company voting common stock. Concurrently, LTC completed the spin-off of all Company voting common stock through a taxable dividend distribution to the holders of LTC common stock, Cumulative Convertible Series C Preferred Stock ("Series C Preferred Stock") and Convertible Subordinated Debentures (the "Debentures"). One share of Company common stock was distributed to each holder of LTC common stock, Series C Preferred Stock and Debentures for each ten shares of LTC common stock owned and for each ten shares of LTC common stock that would have been issued upon conversion of the Debentures and Series C Preferred Stock. Upon completion of the Distribution, the Company began operating as a separate public company.

For book purposes, the net assets and liabilities transferred to the Company by LTC were transferred at LTC's book value of approximately $10,224,000. The Distribution was a taxable dividend distribution by LTC and accordingly, for tax purposes, the net assets and liabilities were transferred at their net fair market value of approximately $15,650,000 ($4.69 per share of Company common stock)(unauditied).

The Company and LTC have entered into various agreements which, among other things, provide for a sharing of corporate overhead under an administrative services agreement. During the period ended December 31, 1998, LTC charged the Company an administrative services fee of approximately $350,000.

4.   REAL ESTATE INVESTMENTS

As of December 31, 1998, the Company had investments in 13 properties located in five states. The properties include seven skilled nursing facilities with a total of 914 beds, five assisted living residences with a total of 293 units and one Alzheimer facility with 26 units all of which were contributed to the Company by LTC in connection with the Distribution.

Owned long-term facilities are leased under operating leases generally with an initial term of ten to twelve years. Many of the leases contain renewal options and some contain options that permit the operators to purchase the facilities. The leases provide for a fixed minimum base rent during the initial and renewal periods. Most of the leases provide for annual fixed rent increases or increases based on increases in consumer price indices over the term of the lease. In addition, certain of the Company's leases provide for additional rent through revenue participation (as defined on the lease agreement) in incremental revenues generated by the facilities, over a defined base period, effective at various times during the term of the lease. Each lease is a triple net lease that requires the lessee to provide for the payment of all taxes, insurance, maintenance and repair (capital and non-capital expenditures),and other costs necessary in the operation of the facility.

Depreciation expense on buildings and improvements was $586,000 for the year ended December 31, 1998.

                               LTC HEALTHCARE, INC.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases are: $6,906,000, $6,957,000, $6,758,000, $6,401,000,
$4,191,000 and $51,272,000 for the years ending December 31, 1999, 2000,
2001, 2002 and 2003 and thereafter.

5.   CONVERTIBLE SUBORDINATED DEBENTURES

During 1998, the Company purchased $8,500,000 principal amount of convertible subordinated debentures from Regent (the "Regent Debentures"). The Regent Debentures mature on March 31, 2008, bear interest at 7.5% and are convertible into Regent common stock at $7.50 per share. Regent can require conversion of the Regent Debentures at such time as the Regent common stock trades at $12.00 per share or more for 30 consecutive days. As of December 31, 1998, the purchase price approximated the fair value of the Regent Debentures.

During October 1998, the Company purchased $3,000,000 principal amount of Assisted Living Concepts, Inc. ("ALC") 5.625% convertible subordinated debentures due 2003 for approximately $2,160,000. As of December 31, 1998, the fair value of the ALC convertible debentures, based on quoted market prices, was approximately $2,386,000.

6.   EQUITY INVESTMENTS

During 1998, the Company purchased for investment purposes, 194,100 shares of LTC common stock for an aggregate cost of approximately $3,308,000. As of December 31, 1998, the fair value of the Company's investment in LTC stock, based on quoted market prices, was $3,227,000.

LTC transferred equity investments consisting of 69,000 shares of Regent common stock and 30,847 shares of ALC common stock to the Company. Subsequent to the transfer by LTC, the Company sold its investment in Regent common stock for total proceeds of approximately $388,000 and recognized a gain of approximately $86,000. As of December 31, 1998 the ALC common stock was recorded at its fair value of $405,000 (net of an $81,000 unrealized loss).

7.   LINE OF CREDIT FROM LTC

On March 30, 1998, the Company obtained an $8,000,000 unsecured line of credit from LTC. On May 19, 1998, the amount available under the unsecured line of credit was increased to $20,000,000. The line of credit bears interest at 10% and matures in March 2008. As of December 31, 1998, borrowings of $16,528,000 were outstanding under the line of credit. During 1998, the Company recorded interest expense under the unsecured line of credit of $711,000.

8.   MORTGAGES PAYABLE

In connection with the transfer of seven real estate properties from LTC to the Company, the Company assumed non-recourse mortgage loans totaling $29,263,000 that bear interest at a weighted average rate of 9.1%. See Note 3.-Distribution of LTC's Investment in the Company.

                               LTC HEALTHCARE, INC.

In August 1998, the Company obtained mortgage financing of $17,400,000 from a third-party lender on four of the unencumbered properties transferred from LTC. The mortgage loan bears interest at 7.27% and matures in August 2008.

At December 31, 1998, based on prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans payable was approximately $39,285,000. Aggregate scheduled principal payments for the mortgage loans payable as of December 31, 1998 were $571,000, $617,000, $674,000, $3,988,000, $754,000, and $39,923,000 in 1999, 2000,
2001, 2002, 2003 and thereafter.

9.  STOCKHOLDERS' EQUITY

INITIAL CAPITALIZATION. On March 25, 1998, LTC acquired 2 shares of non-voting common stock for $1,000 and Christopher T. Ishikawa, Senior Vice President and Chief Investment Officer of LTC, acquired 2 shares of voting common stock in exchange for a $1,000 promissory note. LTC acquired an additional 4,000 shares of non-voting common stock for $2,000,000 and 36,000 shares of non-voting common stock in exchange for the contribution of certain assets and liabilities. On September 30, 1998, the 2 shares of voting common stock acquired by Mr. Ishikawa were retired in return for the cancellation of the $1,000 promissory note.

On September 30, 1998, the 40,002 shares of Company non-voting common stock held by the LTC were converted into 3,335,882 shares of Company voting common stock. On September 30, 1998, the date of the Distribution, the Company owned 124,500 shares of LTC common stock and as a result of the Distribution, received 12,450 shares of treasury stock. See Note 3.-Distribution of LTC's Investment in the Company.

REPURCHASE OF COMMON STOCK. During 1998, the Company's Board of Directors approved the repurchase of up to 300,000 shares of its common stock with such purchases to be made in the open market, or in negotiated transactions, at such times and at such prices as management may decide. As of December 31, 1998, the Company repurchased a total of 138,600 shares of its common stock in the open market at an aggregate cost of $384,000.

STOCK BASED COMPENSATION PLAN. During 1998, the Company adopted the 1998 Equity Participation Plan (the "1998 Plan") under which 500,000 shares of common stock have been reserved for stock based compensation awards. The 1998 Plan provides for the issuance of incentive and nonqualified stock options, restricted stock and other stock based awards to officers, employees, non-employee directors and consultants. The terms of awards granted under the 1998 Plan are set by the Company's compensation committee at its discretion, however, in the case of incentive stock options, the term may not exceed ten years from the date of grant.

                               LTC HEALTHCARE, INC.

The following table summarized nonqualified stock option activity for the period from inception (March 25, 1998) to December 31, 1998:

                                                                                           Weighted
                                                                          Shares         Average Price
                                                                         --------        -------------
Outstanding, March 25, 1998                                                     -            $    -
     Granted                                                              296,000              2.50
                                                                         --------
                                                                         --------
Outstanding, December 31, 1998                                            296,000            $ 2.50
                                                                         --------
                                                                         --------
Available for Grant, December 31, 1998                                    204,000
                                                                         --------
                                                                         --------


All options outstanding as of December 31, 1998 have a ten year life and vest equally over three years from the original date of grant based on continued employment as of each respective vesting date. Unexercised options expire seven years after the date of vesting.

The fair value of options granted during 1998 was estimated using the Black-Scholes valuation model and assumptions as of the grant date. In determining the estimated fair value of options granted, the Company assumed a life expectancy of five years from the options grant date, volatility factor of the expected market price of the Company's common stock of 1.559, and a risk free interest rate of 4.70%. Based on the above assumptions, the estimated fair value of options granted was $2.32 per share. As of December 31, 1998 the average remaining contractual life of the outstanding options was 9.8 years. Had compensation cost been recorded under the provisions of SFAS No. 123, pro forma net loss would have been $157,000 and pro forma basic and diluted loss per share would have been $0.05 per share.

10.  INCOME TAXES

For federal and state income tax purposes, the Company recorded the assets and liabilities transferred from LTC at the net fair market value which was approximately $5,426,000 higher than their net book value at the date of transfer (unaudited). The excess of fair market value over book value was recorded as a deferred tax asset. Sufficient taxable income must be generated in future years to realize the tax benefit associated with the net deferred tax asset. The Company believes that sufficient doubt exists as to whether it is more likely than not that future taxable income will be sufficient to realize such tax benefits and, accordingly, a valuation allowance was established against the deferred tax asset resulting from the transfer of assets and liabilities from LTC and net operating loss carryforwards. See
Note 3.-Distribution of LTC's Investment in the Company.

At December 31, 1998, the Company had, for federal and California tax purposes, net operating loss carryforwards totaling $379,000 and $49,000 respectively (expiring in 2018 for federal and 2003 for California).

SFAS No. 109 requires the reduction of the deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. For the year ended December 31, 1998, the Company has established a $41,000 valuation allowance for net operating loss carryforward which currently is not expected to be utilized.

                               LTC HEALTHCARE, INC.

The reconciliation between the statutory provision for income taxes and the actual provision for income taxes is shown as follows:


                                                                                 1998
                                                                              ----------
         Income tax at federal statutory rate                                 $ (41,000)
         State income taxes, net of federal benefit                              (5,000)
         Reduction in valuation allowance                                         41,000
         Other                                                                     5,000
                                                                              ----------
         Provision for income taxes                                           $        -
                                                                              ----------
                                                                              ----------


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the Company's deferred tax assets and liabilities are as follows:


                                                                              1998
                                                                           ----------
         Deferred tax assets:
            Partnership and other income                                   $   47,000
            Federal benefit of state deferred tax                               7,000
            NOL carryforward                                                  144,000
                                                                           ----------

                  Total deferred tax assets                                   198,000

         Deferred tax liabilities:
            Depreciation                                                      (96,000)
            Accrued Expenses                                                  (52,000)
            Other                                                              (9,000)
                                                                           ----------
                  Total deferred tax liabilities                             (157,000)
                                                                           ----------

         Net deferred tax assets before valuation allowance                    41,000
         Valuation allowance                                                  (41,000)
                                                                           ----------
         Net deferred tax asset                                            $        -
                                                                           ----------
                                                                           ----------


11.  NET LOSS PER SHARE

The Company had no dilutive securities for the period ended December 31, 1998. Weighted average shares outstanding for the period ended December 31, 1998 were calculated assuming the conversion of 40,002 shares of non-voting common stock held by LTC into 3,335,882 shares of voting common stock and the 151,050 shares of treasury stock obtained by the Company occurred at the beginning of the period. See Note 9.--Stockholders' Equity.

                               LTC HEALTHCARE, INC.

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                   QUARTER ENDED
                                        -------------------------------------
                                        JUNE 30    SEPTEMBER 30   DECEMBER 31
                                        -------------------------------------
Net income (loss) available to
 Common stockholders                     $    4     $   (37)       $   (86)

Basic net income (loss) per share          0.00       (0.01)         (0.03)
Diluted net income (loss) per share        0.00       (0.01)         (0.03)


13.  SUBSEQUENT EVENTS

During 1998, the Company's board of directors authorized the repurchase of 300,000 shares of the Company's common stock. As of December 31, 1998 the Company had repurchased 138,600 shares of its' common stock for approximately $384,000. As of January 13, 1999, the Company had repurchased an additional 161,400 shares for approximately $444,000 and had repurchased all the shares authorized under the 1998 stock repurchase plan. On January 14, 1999 the Company's board of directors authorized the repurchase of 300,000 additional shares of the Company's common stock. As of March 19, 1999, the Company had repurchased 292,000 shares of its common stock under the 1999 stock repurchase plan, for approximately $796,000. In addition, the Company purchased 40,058 shares of LTC common stock for approximately $585,000.

During 1999, the Company entered into a transaction with National Healthcare Investors, Inc. ("NHI"), whereby LTC purchased a note receivable of $13,691,000 from an NHI subsidiary (the "NHI Note"). The NHI Note is a non-recourse note secured by four skilled nursing facilities that bears interest at an annual rate of 11% (calculated using the 365/360 day methodology resulting in an effective interest rate of approximately 11.2%), and is fully amortizing with a final maturity of January 1, 2009. The Company financed the acquisition of the NHI Note with a non-recourse note payable to NHI for $13,691,000 that bears interest at 10.75% (effective rate of 10.9%) and matures on January 1, 2009 concurrently with the NHI Note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 25, 1999, to be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 25, 1999, to be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 25, 1999, to be filed pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 25, 1999, to be filed pursuant to Regulation 14A.

ITEM 14.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Financial Statements

          The financial statements are filed as Item 8. Financial
          Statements and Supplementary Data of this Annual Report on
          Form 10-K.

     (b)  Reports on Form 8-K

          None.

     (c)  Exhibits

          The exhibits in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

     (d)  Financial Statement Schedules

          Schedule XI. Real Estate and Accumulated Depreciation is filed as part of this Annual Report on Form 10-K. All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules.

ITEM 14 (c).   INDEX TO EXHIBITS


     EXHIBIT
      NUMBER      DESCRIPTION OF EXHIBIT
     -------      -------------------------------------------------------------------
       3.1        Form of Amended and Restated Articles of Incorporation of LTC
                  Healthcare, Inc. (incorporated by reference to Exhibit 3.1 to
                  Amendment No. 4 to LTC Healthcare, Inc.'s Information
                  Statement on Form 10 as filed on September 9, 1998).

       3.2        Form of Amended and Restated Bylaws of LTC Healthcare, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to LTC Healthcare,
                  Inc.'s Information Statement on Form 10 as filed on September 9, 1998).

       4.1        Form of Common Stock Certificate (incorporated by reference to
                  Exhibit 4.1 to Amendment No. 2 to LTC Healthcare, Inc.'s Information
                  Statement on Form 10 as filed on August 21, 1998).

      10.1 Distribution Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc.
                  (incorporated by reference to Exhibit 10.1 to LTC Healthcare,
                  Inc.'s Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1998).

      10.2        Administrative Services Agreement, dated as of September 30,
                  1998, by and between LTC Properties, Inc. and LTC Healthcare,
                  Inc. (incorporated by reference to Exhibit 10.2 to LTC
                  Healthcare, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

      10.3 Intercompany Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc.
                  (incorporated by reference to Exhibit 10.3 to LTC Healthcare,
                  Inc.'s Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1998).

      10.4 Tax Sharing Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc.
                  (incorporated by reference to Exhibit 10.4 to LTC Healthcare,
                  Inc.'s Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1998).

      10.5        Amended and Restated Promissory Note, dated as of May 19,
                  1998, between LTC Properties, Inc. and LTC Healthcare, Inc.
                  (incorporated by reference to Exhibit 10.5 to LTC Healthcare,
                  Inc.'s Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1998).

      10.6        LTC Healthcare, Inc. Equity Participation Plan.

      21.1        List of Subsidiaries

      27          Financial Data Schedule

      99          Risk Factors


                  In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant's long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

                              LTC HEALTHCARE, INC.
                                  SCHEDULE XI
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)


                                   Initial                      Gross Amount at which Carried
                               Cost to Company      Costs            at December 31, 1998
                             ------------------  Capitalized    -----------------------------            Construction/
                                   Building and   Subsequent          Building and             Accum      Renovation   Acquisition
               Encumbrances  Land  Improvements to Acquisition  Land  Improvements  Total (1) Deprec.(2)     Date          Date
               ------------ ------ ------------ -------------- ------ ------------  --------- ---------- ------------- -----------
Skilled Nursing Facilities:
Alamagordo, NM      4,811      314      3,567          28         314      3,595       3,909       739          1985      Mar-93
Roswell, NM         4,066       85      2,932          25          85      2,957       3,042       759          1979      Nov-92
Tucson, AZ          6,432      145      3,932           -         145      3,932       4,077       773          1985      Mar-93
Phoenix, AZ         7,608      432      6,764           -         432      6,764       7,196     1,150     1985/1992      May-94
Clovis, NM          1,644      100      2,519          32         100      2,551       2,651        91          1968      Feb-98
Clovis, NM          2,884      100      1,899          32         100      1,931       2,031        62     1969/1995      Feb-98
Richland Hills, TX  1,741      100      2,844          32         100      2,876       2,976        75          1967      Feb-98
                  -------   ------    -------        ----      ------    -------     -------    ------
SNFs               29,186    1,276     24,457         149       1,276     24,606      25,882     3,649
                  -------   ------    -------        ----      ------    -------     -------    ------
Assisted Living Facilities:
Arlington, OH      17,341(3)   510      6,115           -         510      6,115       6,625       110          1993      Apr-98
Bexley, OH               (3)   410      6,215           -         410      6,215       6,625       112          1992      Apr-98
Worthington, OH          (3)     -      6,710           -           -      6,710       6,710       116          1993      Apr-98
Worthington, OH          (3)     -      3,290           -           -      3,290       3,290        63          1996      Apr-98
Rocky River, OH         -      760      6,693           -         760      6,693       7,723       130          1998      May-98
Erie, PA                -      850      7,477           -         850      7,477       8,327       126          1998      Jun-98
                  -------   ------    -------        ----      ------    -------     -------    ------
ALFs               17,341    2,530     36,770           -       2,530     36,770      39,300       657
                  -------   ------    -------        ----      ------    -------     -------    ------
Total             $46,527   $3,806    $61,227        $149      $3,806    $61,376     $65,182    $4,306
                  -------   ------    -------        ----      ------    -------     -------    ------
                  -------   ------    -------        ----      ------    -------     -------    ------


(1) The aggregate cost for federal income tax purposes is approximately $67,000,000.
(2) Depreciation for building is calculated rising a 35 year life for skilled nursing facilities and a 40 year life for assisted living residences and additions to facilities. Depreciation for furniture and fixtures is calculated based on a 7 year life for all facilities.
(3)  Single note backed by four facilities in Ohio.

     Activity for the year ended December 31, 1998 is as follows:

                                                        Real Estate      Accumulated
                                                        & Equipment     Depreciation
                                                        -----------     ------------
      Balance at Inception (March 25, 1998)             $         -     $          -
              Additions                                           -              586
              Contribution of assets by LTC                  65,182            3,720
                                                        -----------     ------------
         Balance at December 31, 1998                   $    65,182     $      4,306
                                                        -----------     ------------
                                                        -----------     ------------


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LTC Healthcare, Inc.
                                       Registrant

Dated: March 31, 1999                  By: /s/ JAMES J. PIECZYNSKI
                                           -----------------------
                                           JAMES J. PIECZYNSKI
                                           President, Chief Financial Officer
                                                    and Director

/s/ ANDRE C. DIMITRIADIS
------------------------------
ANDRE C. DIMITRIADIS             Chairman of the Board, Chief     March 31, 1999
                                 Executive Officer and Director

/s/ JAMES J. PIECZYNSKI
------------------------------
JAMES J. PIECZYNSKI              President, Chief Financial       March 31, 1999
                                 Officer and Director

/s/ STEVEN STUART
------------------------------
STEVEN STUART                    Director                         March 31, 1999


/s/ BARY G. BAILEY
------------------------------
BARY G. BAILEY                   Director                         March 31, 1999