Form 10-Q
period 1999-03-31
LTC HEALTHCARE INC
filed 1999-05-14
CIK 1059186

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459
                                   ----------

                                    FORM 10-Q
(Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Shares of Registrant's common stock, $.01 par value, outstanding at May 12, 1999 - 2,696,928 (excludes Treasury Shares of 638,954)

                              LTC HEALTHCARE, INC.

                                    FORM 10-Q

                                 MARCH 31, 1999


                                      INDEX


PART I -- FINANCIAL INFORMATION                                             PAGE

  Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets........................  3
               Condensed Consolidated Statement of Operations ..............  4
               Condensed Consolidated Statement of Cash Flows ..............  5
               Notes to Condensed Consolidated Financial Statements ........  6

  Item 2.  Management's Discussion and
           Analysis of Financial Condition and Results of Operations .......  8


PART II -- OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K ................................ 11

                                 LTC HEALTHCARE, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share amounts)


                                                                                      MARCH 31,           DECEMBER 31,
                                                                                        1999                 1998
                                                                                     --------------------------------
                                                                                     (Unaudited)
ASSETS
Real Estate Investments:
  Buildings and improvements                                                           $ 61,376            $ 61,376
  Land                                                                                    3,806               3,806
  Accumulated depreciation                                                               (4,802)             (4,306)
                                                                                     -----------           ---------
      Land, buildings and improvements, net                                              60,380              60,876
  Mortgage loan receivable                                                               13,620                   -
                                                                                     -----------           ---------
                                                                                         74,000              60,876
Marketable Securities:
  Available-for-sale equity securities                                                    2,463               3,632
  Held-to-maturity debt securities                                                       10,918              10,886
                                                                                     -----------           ---------
                                                                                         13,381              14,518
Other Assets:
  Cash and cash equivalents                                                                 321               1,012
  Prepaid expenses and other assets                                                       1,081                 838
                                                                                     -----------           ---------
                                                                                          1,402               1,850
                                                                                     -----------           ---------
     Total Assets                                                                      $ 88,783            $ 77,244
                                                                                     -----------           ---------
                                                                                     -----------           ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans payable                                                                   46,384            $ 46,527
Note payable                                                                             13,120                   -
Line of credit from LTC Properties, Inc.                                                 17,672              16,528
Accrued interest                                                                            428                 308
Accrued expenses and other liabilities                                                      495                 633
                                                                                     -----------           ---------
     Total Liabilities                                                                   78,099              63,996

Minority Interest                                                                         3,518               3,461
Commitments

Stockholders' Equity:
Preferred stock $0.01 par value: 10,000,000 shares authorized;
     No shares issued and outstanding                                                         -                   -
Common stock: $0.01 par value; 40,000,000 shares authorized;
     3,335,882 shares issued                                                                 33                  33
Capital in excess of par value                                                           10,224              10,224
Treasury stock, 1999-638,954 shares; 1998-151,050 shares                                 (1,695)               (384)
Cumulative net loss                                                                        (261)               (119)
Accumulated comprehensive loss                                                           (1,135)                 33
                                                                                     -----------           ---------
     Total Stockholders' Equity                                                           7,166               9,787
                                                                                     -----------           ---------
     Total Liabilities and Stockholders' Equity                                        $ 88,783            $ 77,244
                                                                                     -----------           ---------
                                                                                     -----------           ---------

                             SEE ACCOMPANYING NOTES

                              LTC HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                             THREE MONTHS ENDED
                                                                               MARCH 31, 1999
                                                                             ------------------
                                                                                (Unaudited)
Revenues:
  Rental income                                                                $     1,772
  Interest income from mortgage loan receivable                                        375
  Interest and other income                                                            329
                                                                                -----------
          Total revenues                                                             2,476
                                                                                -----------

Expenses:
  Interest on mortgages payable                                                        978
  Interest on line of credit from LTC Properties, Inc.                                 425
  Interest on note payable                                                             362
  Depreciation                                                                         496
  Minority interest                                                                     86
  General and administrative                                                           271
                                                                                -----------
          Total expenses                                                             2,618
                                                                                -----------

Operating loss                                                                        (142)
Provision for income taxes                                                               -
                                                                                -----------
Net loss                                                                        $     (142)
                                                                                -----------
                                                                                -----------
Weighted average shares outstanding                                              2,848,330

Net Loss per Share:
   Basic                                                                        $    (0.05)
                                                                                -----------
                                                                                -----------
   Diluted                                                                      $    (0.05)
                                                                                -----------
                                                                                -----------
Comprehensive Loss:
  Net loss                                                                      $     (142)
  Unrealized loss on available-for-sale equity securities                           (1,168)
                                                                                -----------
Total comprehensive loss                                                        $   (1,310)
                                                                                -----------
                                                                                -----------

                             SEE ACCOMPANYING NOTES

                              LTC HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                                  THREE MONTHS ENDED
                                                                                    MARCH 31, 1999
                                                                                  ------------------
                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                           $   (142)
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                         496
     Other non-cash items                                                                 (30)
  Increase in accrued interest                                                            120
  Net change in other assets and liabilities                                             (173)
                                                                                     ---------
       Net cash provided by operating activities                                          271

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Stock repurchase                                                                     (1,311)
  Advances under line of credit from LTC Properties, Inc.                               3,479
  Payments on line of credit from LTC Properties, Inc.                                 (2,335)
  Principal payments on note payable                                                     (571)
  Principal payments on mortgage loans payable                                           (143)
                                                                                     ---------
       Net cash used in financing activities                                             (881)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Principal payments on mortgage loan receivable                                           71
  Other                                                                                  (152)
                                                                                     ---------
       Net cash used in investing activities                                              (81)
                                                                                     ---------

Decrease in cash and cash equivalents                                                    (691)
Cash and cash equivalents, beginning of period                                          1,012
                                                                                     ---------
Cash and cash equivalents, end of period                                             $    321
                                                                                     ---------
                                                                                     ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                      $    979
Non-cash investing and financing activities:
  Purchase of mortgage loan receivable with a non-recourse note payable              $ 13,691



                             SEE ACCOMPANYING NOTES

                              LTC HEALTHCARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

The condensed consolidated financial statements included herein have been prepared by LTC Healthcare, Inc. (the "Company") without audit and in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 1999 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. The results for the three months ended March 31, 1999 are not necessarily indicative of the results for a full year.

The Company was not formed until March 25, 1998 therefore, comparison of operating results with 1998 is not provided.

2.   CONCENTRATION OF CREDIT RISKS

As of March 31, 1999, Integrated Health Services, Inc. ("IHS"), Sun Healthcare Group, Inc., through a wholly-owned subsidiary, ("Sun") and Karrington Health, Inc., ("Karrington") were the Company's largest operators. As of March 31, 1999, approximately 11%, 25% and 60% of the Company's gross real estate investments were leased to IHS, Sun and Karrington, respectively. In addition, as of March 31, 1999, the Company's investment of $8,500,000 in Regent Assisted Living, Inc. ("Regent") convertible subordinated debentures represented 10% of the Company's total assets. The Company's financial position, results of operations and liquidity could be adversely affected by financial difficulties experienced by IHS, Sun, Karrington or Regent, including bankruptcy, insolvency or general downturn in business, or in the event IHS, Sun, or Karrington does not renew and/or extend its leases with the Company as they expire. IHS, Sun, Karrington and Regent are publicly traded companies, and as such are subject to the filing requirements of the Securities and Exchange Commission.

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

                                                        DECEMBER 31,   DECEMBER 31,       TWELVE MONTHS ENDED DECEMBER 31,
                                                            1998           1997                1998            1997
                                                        ------------   ------------       --------------   ---------------
IHS
  Total assets                                           $5,393,128     $5,002,152                 N/A              N/A
  Total debt                                              3,366,177      3,184,948                 N/A              N/A
  Total stockholders' equity                              1,331,965      1,088,161                 N/A              N/A
  Total revenues                                                N/A            N/A          $2,972,186       $1,402,628
  Income  before taxes and extraordinary items                  N/A            N/A             232,020           35,746
  Net loss                                                      N/A            N/A            (67,978)         (33,505)


                              LTC HEALTHCARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                        DECEMBER 31,   DECEMBER 31,       TWELVE MONTHS ENDED DECEMBER 31,
                                                            1998           1997                1998            1997
                                                        ------------   ------------       --------------   ---------------
SUN
  Total assets                                           $2,468,038     $2,579,236                 N/A              N/A
  Total debt                                                705,653      1,488,861                 N/A              N/A
  Total stockholders' equity                                 33,759        617,053                 N/A              N/A
  Total revenues                                                N/A            N/A          $3,088,460       $2,010,820
  Income (loss) before taxes and extraordinary items            N/A            N/A            (689,842)          95,882
  Net income (loss)                                             N/A            N/A            (753,693)          34,801

KARRINGTON
  Total assets                                           $  141,172     $  141,316                 N/A              N/A
  Total debt                                                 95,753         97,067                 N/A              N/A
  Total stockholders' equity                                 11,047         26,507                 N/A              N/A
  Total revenues                                                N/A            N/A          $   34,825       $   19,220
  Loss before taxes                                             N/A            N/A             (15,136)          (5,860)
  Net loss                                                      N/A            N/A             (15,476)          (5,670)

REGENT
  Total assets                                           $   66,274     $   75,704                 N/A              N/A
  Total debt                                                 49,705         51,451                 N/A              N/A
  Total stockholders' equity                                  4,255         15,917                 N/A              N/A
  Total revenues                                                N/A            N/A          $   30,419       $   13,958
  Loss before taxes and preferred dividends                     N/A            N/A             (11,062)          (3,865)
  Net loss available to common shareholders                     N/A            N/A             (11,662)          (4,478)


3.       MORTGAGE LOAN RECEIVABLE AND NOTE PAYABLE

During the three months ended March 31, 1999, the Company purchased a non-recourse mortgage loan of $13,691,000 secured by four nursing facilities that bears interest at an effective annual rate of 11.2% and is fully amortizing with final maturity on January 1, 2009. The Company financed the acquisition of mortgage loan with a non-recourse note payable for $13,691,000 that bears interest at an effective annual rate of 10.9% and matures on January 1, 2009.

4.       STOCKHOLDERS' EQUITY

During the three months ended March 31, 1999, the Company repurchased 487,904 shares of its common stock for approximately $1,311,000.

5.       LTC PROPERTIES, INC.

During the three months ended March 31, 1999, the Company recorded interest expense of $425,000 on the average outstanding principal balance outstanding under the unsecured line of credit provided by LTC Properties and the Company reimbursed LTC Properties $173,000 for administrative and management advisory services.

At March 31, 1999, the Company held 194,100 shares of LTC Properties common stock which is accounted for at fair value as available-for-sale securities. As of March 31, 1999, the LTC Properties common stock was recorded at its fair value of approximately $2,353,000.

                              LTC HEALTHCARE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

The Company was not formed until March 25, 1998 therefore, comparison of operating results with 1998 is not provided.

The Company recorded a total of $2,476,000 in revenue for the three months ended March 31, 1999. Revenue consisted of rental income of $1,772,000, interest income of $375,000 from the mortgage loan receivable at an effective rate of 11.2% and interest and other income which consisted primarily of interest income from convertible subordinated debentures of $241,000 and dividend income of $76,000.

Mortgage interest expense includes $314,000 on a 7.27% mortgage loan of $17,278,000, and $664,000 on mortgage debt with a weighted average rate of 9.1%. Interest on the line of credit from LTC Properties, Inc. ("LTC") of $425,000 for the three months ended March 31, 1999 represents interest at 10% on average borrowings outstanding under the unsecured credit line provided by LTC to the Company. Interest on the non-recourse note payable of $362,000 represents interest at an effective rate of 10.9% for the three months ended March 31, 1999.

General and administrative expenses were $271,000 for the three months ended March 31, 1999, the majority of which is reimbursement of costs and services of $173,000 provided by LTC under the administrative services agreement.

No benefit for income taxes was recorded since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the formation and capitalization of the Company, LTC provided the Company with a $20.0 million unsecured line of credit. Borrowings outstanding under the unsecured line of credit bear interest at 10% and mature in 2008. As of March 31, 1999, the Company had borrowings outstanding under the unsecured line of credit of $17,672,000.

In addition to amounts available under the unsecured line of credit, as of March 31, 1999, the Company owns unencumbered assets consisting of approximately $16,050,000 in real estate, $10,723,000 in convertible subordinated debentures and $2,463,000 in marketable equity securities.

During the three months ended March 31, 1999 the Company utilized cash on hand and borrowings under the line of credit to purchase 487,904 shares of its own common stock for approximately $1,311,000 and to repay principal of $500,000 under the note payable.

The Company anticipates that cash flow from operations will be adequate to meet its short-term liquidity requirements. The Company expects to meet its long term liquidity requirements such as property acquisitions and development, the granting of high yield loans, the purchase of equity investments and mortgage debt maturities through the most advantageous sources of capital available to the Company at that time. This may include, but not be limited to, the sale of common stock, or preferred stock through public offerings or private placements, the incurrence of indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the disposition of assets. Currently the Company has no external source of financing and the Company has not received any commitment with respect to any funds needed in the future. The Company expects to be able to access capital markets or to seek other financing, but there can be no assurance that it will be able to do so at all or in amounts or on terms acceptable to the Company.

As of March 31, 1999, the Company has no commitments to purchase any additional assets. The Company intends to operate its business as described herein, and may purchase additional assets from time to time in the future. The purchase of additional assets will be contingent upon securing adequate funding on terms acceptable to the Company. The Company is not aware of any material unfavorable trends in either capital resources or the outlook for long-term cash generation; nor, does it expect any material changes in the availability and relative cost of such capital resources.

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

CONTINGENCY PLAN. In the event we experience a significant disruption in cash receipts due to a delay in Medicare or Medicaid receipts by our tenants or due to other year 2000 non-compliance issues, we would seek additional liquidity from our lenders and slow our investment activity.

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

                                     PART II

                              LTC HEALTHCARE, INC.

                                OTHER INFORMATION

                                 MARCH 31, 1999



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         27       Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LTC PROPERTIES, INC.
                                   Registrant



Dated:  May 14, 1999               By: /s/ JAMES J. PIECZYNSKI
                                       -----------------------
                                       James J. Pieczynski
                                       President and Chief Financial Officer