Form 10-Q
period 1999-06-30
LTC HEALTHCARE INC
filed 1999-08-16
CIK 1059186

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459
                                   ----------

                                    FORM 10-Q
(Mark One)
   /X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

         Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No  ___

Shares of Registrant's common stock, $.01 par value, outstanding at August 6, 1999 - 2,688,852 (excludes Treasury Shares of 634,580)

                              LTC HEALTHCARE, INC.

                                    FORM 10-Q

                                  JUNE 30, 1999


                                      INDEX



PART I -- FINANCIAL INFORMATION                                             PAGE

 Item 1. Financial Statements

         Condensed Consolidated Balance Sheets................................ 3
         Condensed Consolidated Statement of Operations ...................... 4
         Condensed Consolidated Statement of Cash Flows ...................... 5
         Notes to Condensed Consolidated Financial Statements ................ 6

 Item 2. Management's Discussion and
         Analysis of Financial Condition and Results of Operations ............8

PART II -- OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders.................11

 Item 6.  Exhibits and Reports on Form 8-K ...................................11

                              LTC HEALTHCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                             June 30,             December 31,
                                                                               1999                  1998
                                                                        --------------------------------------
                                                                           (Unaudited)
ASSETS
Real Estate Investments:
  Buildings and improvements                                                   $ 61,376              $ 61,376
  Land                                                                            3,806                 3,806
  Accumulated depreciation                                                      (5,298)               (4,306)
                                                                        --------------------------------------
      Land, buildings and improvements, net                                      59,884                60,876
  Mortgage loan receivable                                                       13,556                     -
                                                                        --------------------------------------
                                                                                 73,440                60,876

Marketable Securities:
  Available-for-sale equity securities                                            2,612                 3,632
  Held-to-maturity debt securities                                               10,949                10,886
                                                                        --------------------------------------
                                                                                 13,561                14,518

Other Assets:
  Cash and cash equivalents                                                         486                 1,012
  Prepaid expenses and other assets                                               1,835                   838
                                                                        --------------------------------------
                                                                                  2,321                 1,850
                                                                        --------------------------------------
     Total Assets                                                              $ 89,322              $ 77,244
                                                                        --------------------------------------
                                                                        --------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans payable                                                         $ 46,246              $ 46,527
Note payable                                                                     13,056                     -
Line of credit from LTC Properties, Inc.                                         18,515                16,528
Accrued interest                                                                    419                   308
Accrued expenses and other liabilities                                              525                   633
                                                                        --------------------------------------
     Total Liabilities                                                           78,761                63,996

Minority Interest                                                                 3,518                 3,461
Commitments

Stockholders' Equity:
Preferred stock $0.01 par value: 10,000,000 shares authorized;
     No shares issued and outstanding                                                 -                     -
Common stock: $0.01 par value; 40,000,000 shares authorized;
     3,335,882 shares issued                                                         33                    33
Capital in excess of par value                                                   10,224                10,224
Treasury stock, 1999-640,954 shares; 1998-151,050 shares                        (1,698)                 (384)
Cumulative net loss                                                               (529)                 (119)
Accumulated comprehensive loss                                                    (987)                    33
                                                                        --------------------------------------
     Total Stockholders' Equity                                                   7,043                 9,787
                                                                        --------------------------------------
     Total Liabilities and Stockholders' Equity                                $ 89,322              $ 77,244
                                                                        --------------------------------------
                                                                        --------------------------------------


                             SEE ACCOMPANYING NOTES

                              LTC HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                       Three Months Ended              Six Months Ended
                                                                            June 30,                        June 30,
                                                               ------------------------------------------------------------
                                                                       1999            1998            1999           1998
                                                               ------------------------------------------------------------
Revenues:
  Rental income                                                 $     1,797         $   105     $     3,569        $   105
  Interest income from mortgage loan receivable                         378               -             753              -
  Interest and other income                                             303              10             632             10
                                                               ------------------------------------------------------------
          Total revenues                                              2,478             115           4,954            115
                                                               ------------------------------------------------------------

Expenses:
  Interest on mortgages payable                                         979               -           1,957              -
  Interest on line of credit from LTC Properties, Inc.                  442              98             867             98
  Interest on note payable                                              355               -             717              -
  Depreciation                                                          496               -             992              -
  Minority interest                                                      86               -             172              -
  General and administrative                                            388              13             659             13
                                                               ------------------------------------------------------------
          Total expenses                                              2,746             111           5,364            111
                                                               ------------------------------------------------------------

Operating income (loss)                                                (268)              4            (410)             4
Provision for income taxes                                                -              (1)              -             (1)
                                                               ------------------------------------------------------------
Net loss                                                        $      (268)         $    3     $      (410)         $   3
                                                               ------------------------------------------------------------
Weighted average shares outstanding                               2,696,269               -       2,771,879              -

Net Loss per Share:
   Basic                                                        $     (0.10)               -    $     (0.15)             -
                                                               ------------------------------------------------------------
                                                               ------------------------------------------------------------
   Diluted                                                      $     (0.10)               -    $     (0.15)             -
                                                               ------------------------------------------------------------
                                                               ------------------------------------------------------------

Comprehensive Loss:
  Net loss                                                      $      (268)         $    3     $      (410)           $  3
  Unrealized gain/(loss) on available-for-sale
          equity securities                                             148               -          (1,020)               -
                                                               ------------------------------------------------------------
Total comprehensive loss                                        $      (120)         $    3     $    (1,430)           $  3
                                                               ------------------------------------------------------------
                                                               ------------------------------------------------------------


                             SEE ACCOMPANYING NOTES

                              LTC HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                 Six Months Ended June 30,
                                                                                --------------------------
                                                                                    1999            1998
                                                                                ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                                              $   (410)      $       3
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                     992               -
    Other non-cash items                                                             (57)              -
 Increase in accrued interest                                                        111              98
 Net change in other assets and liabilities                                         (160)             (5)
                                                                                ------------   -----------
      Net cash provided by operating activities                                      476              96

CASH FLOWS USED IN FINANCING ACTIVITIES:
 Stock repurchase                                                                 (1,314)              -
 Advances under line of credit from LTC Properties, Inc.                           5,071           4,939
 Payments on line of credit from LTC Properties, Inc.                             (3,084)              -
 Principal payments on note payable                                                 (635)              -
 Principal payments on mortgage loans payable                                       (281)              -
 Issuance of common stock                                                               -          2,002
                                                                                ------------   -----------
      Net cash used in financing activities                                         (243)          6,941

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Principal payments on mortgage loan receivable                                      135               -
 Investment in Regent convertible subordinated debentures                              -          (6,500)
 Investment in LTC Properties common stock                                             -            (436)
 Other                                                                              (894)              -
                                                                                ------------   -----------
      Net cash used in investing activities                                         (759)         (6,936)
                                                                                ------------   -----------

Decrease in cash and cash equivalents                                               (526)            101
Cash and cash equivalents, beginning of period                                     1,012               -
Cash and cash equivalents, end of period                                        $    486       $     101
                                                                                ------------   -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                                  $  1,963       $       -
Non-cash investing and financing activities:
 Purchase of mortgage loan receivable with a non-recourse note payable          $ 13,691       $       -


                             SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

The condensed consolidated financial statements included herein have been prepared by LTC Healthcare, Inc. (the "Company") without audit and in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations for the six months ended June 30, 1999 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. The results for the six months ended June 30, 1999 are not necessarily indicative of the results for a full year.

The Company was not publicly traded until September 30, 1998 therefore, earnings per share disclosure has not been included for 1998.

2.   CONCENTRATION OF CREDIT RISKS

As of June 30, 1999, Integrated Health Services, Inc. ("IHS"), Sun Healthcare Group, Inc., through a wholly-owned subsidiary, ("Sun") and Sunrise Assisted Living, Inc. through a wholly-owned subsidiary, ("Sunrise") were the Company's largest operators. During the second quarter of 1999, Sunrise Assisted Living acquired Karrington Health, Inc. As of June 30, 1999, approximately 11%, 25% and 60% of the Company's gross real estate investments were leased to IHS, Sun and Sunrise, respectively. In addition, as of June 30, 1999, the Company's investment of $8,500,000 in Regent Assisted Living, Inc. ("Regent") convertible subordinated debentures represented 10% of the Company's total assets. The Company's financial position, results of operations and liquidity could be adversely affected by financial difficulties experienced by IHS, Sun, Sunrise or Regent, including bankruptcy, insolvency or general downturn in business, or in the event IHS, Sun, or Sunrise does not renew and/or extend its leases with the Company as they expire. IHS, Sun, Sunrise and Regent are publicly traded companies, and as such are subject to the filing requirements of the Securities and Exchange Commission.

The following table contains summary information (in thousands) for IHS, Sun, Sunrise and Regent that was extracted from public reports on file with the Securities and Exchange Commission.


                                                                                            Three Months Ended March 31,
                                                       March 31,        December 31,        ----------------------------
                                                         1999              1998                1999            1998
                                                      ------------     ------------         ------------    ------------
IHS
  Total assets                                          $ 5,340,951    $ 5,393,128                 N/A              N/A
  Total debt                                              3,397,361      3,366,177                 N/A              N/A
  Total stockholders' equity                              1,302,349      1,331,965                 N/A              N/A
  Total revenues                                                N/A            N/A          $   620,235      $   854,880
  Income/(loss)  before taxes                                   N/A            N/A               (4,386)          64,543
  Net income/(loss)                                             N/A            N/A               (6,588)          38,080



                                                                                           Three Months Ended March 31,
                                                       March 31,        December 31,       ----------------------------
                                                         1999               1998                1999            1998
                                                      ------------     ------------         ------------    ------------
SUN
  Total assets                                          $ 2,384,915    $ 2,468,038                  N/A               N/A
  Total debt                                                687,790        705,653                  N/A               N/A
  Total stockholders' equity                               (73,260)         33,759                  N/A               N/A
  Total revenues                                                N/A            N/A          $   673,032       $   741,490
  Income/(loss) before taxes and extraordinary items            N/A            N/A              (98,529)           31,977
  Net income/(loss)                                             N/A            N/A              (113,147)          18,387

SUNRISE
  Total assets                                          $   725,542    $   683,411                  N/A               N/A
  Total debt                                                463,407        428,326                  N/A               N/A
  Total stockholders' equity                                236,804        227,655                  N/A               N/A
  Total revenues                                                N/A            N/A          $    51,378       $    34,912
  Income before taxes                                           N/A            N/A                9,385             3,623
  Net income                                                    N/A            N/A                7,226             3,623

REGENT
  Total assets                                          $    60,865        $66,274                  N/A               N/A
  Total debt                                                 44,189         49,705                  N/A               N/A
  Total stockholders' equity                                  2,104          4,255                  N/A               N/A
  Total revenues                                                N/A            N/A              $11,926       $     4,288
  Loss before taxes                                             N/A            N/A               (2,001)           (2,395)
  Net loss available to common shareholders                     N/A            N/A               (2,151)           (2,545)


3.       OTHER ASSETS

During the three months ended June 30, 1999, the Company issued a working capital line of credit to BMW Healthcare, Inc. The amount available under the line of credit is $2,000,000 and bears interest at prime plus 2%. As of June 30, 1999 borrowings of $609,000 were outstanding under the line of credit.

4.       LTC PROPERTIES, INC.

During the three months ended June 30, 1999, the Company recorded interest expense of $442,000 on the average outstanding principal balance outstanding under the unsecured line of credit provided by LTC Properties and the Company reimbursed LTC Properties $242,000 for administrative and management advisory services.

At June 30, 1999, the Company held 194,100 shares of LTC Properties common stock which is accounted for at fair value as available-for-sale securities. As of June 30, 1999, the LTC Properties common stock was recorded at its fair value of approximately $2,523,000.

                              LTC HEALTHCARE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

The Company recorded a total of $2,478,000 in revenue for the three months ended June 30, 1999. Revenue consisted of rental income of $1,797,000, interest income of $378,000 from the mortgage loan receivable at an effective rate of 11.2% and interest and other income which consisted primarily of interest income from convertible subordinated debentures of $220,000 and dividend income of $76,000.

Mortgage interest expense includes $317,000 on a 7.27% mortgage loan of $17,221,000, and $662,000 on mortgage debt with a weighted average rate of 9.1%. Interest on the line of credit from LTC Properties, Inc. ("LTC") of $442,000 for the three months ended June 30, 1999 represents interest at 10% on average borrowings outstanding under the unsecured credit line provided by LTC to the Company. Interest on the non-recourse note payable of $355,000 represents interest at an effective rate of 10.9% for the three months ended June 30, 1999.

General and administrative expenses were $388,000 for the three months ended June 30, 1999, the majority of which is reimbursement of costs and services of $242,000 provided by LTC under the administrative services agreement.

No benefit for income taxes was recorded since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the formation and capitalization of the Company, LTC provided the Company with a $20.0 million unsecured line of credit. Borrowings outstanding under the unsecured line of credit bear interest at 10% and mature in 2008. As of June 30, 1999, the Company had borrowings outstanding under the unsecured line of credit of $18,515,000.

In addition to amounts available under the unsecured line of credit, as of June 30, 1999, the Company owns unencumbered assets consisting of approximately $16,050,000 in real estate, $10,949,000 in convertible subordinated debentures and $2,612,000 in marketable equity securities.

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

As of June 30, 1999, the Company has no commitments to purchase any additional assets. The Company intends to operate its business as described herein, and may purchase additional assets from time to time in the future. The purchase of additional assets will be contingent upon securing adequate funding on terms acceptable to the Company. The Company is not aware of any material unfavorable trends in either capital resources or the outlook for long-term cash generation; nor, does it expect any material changes in the availability and relative cost of such capital resources.

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

STATUS OF THE COMPANY'S INFORMATION TECHNOLOGY SYSTEMS AND NON-INFORMATION TECHNOLOGY SYSTEMS. The Company's primary use of information technology systems is its internal accounting and information management software (collectively the "Systems"). The Company has evaluated the Systems to assess whether they will function properly with respect to dates in the year 2000 and beyond. Systems that were determined to be non-compliant with the year 2000 and beyond have been upgraded or replaced. Implementation of year 2000 compliant Systems and upgrades to existing Systems have been completed. The total cost associated with modifications required to become year 2000 compliant was not material to the Company's financial position, results of operations or liquidity. Due to the Company's limited reliance on complex Systems, the Company believes the year 2000 issue, as it relates to its internal Systems, will not have a material adverse effect upon the Company's financial position, results of operations or liquidity.

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

                                     PART II

                              LTC HEALTHCARE, INC.

                                OTHER INFORMATION

                                  JUNE 30, 1999



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

LTC Healthcare, Inc. held its Annual Meeting of Stockholders (the "Meeting") on May 25, 1999, at which the Company's stockholders voted to elect the nominated board of five directors for the ensuing year or until the election and qualification of their respective successors.

Holders of record of the Company's common stock as of the close of business on March 31, 1999 were entitled to vote at the Meeting. As of the close of business on March 31, 1999, there were 2,709,382 shares of common stock outstanding and entitled to vote and 2,625,906 of such shares were represented at the Meeting. Each of the directors received 99% of the shares cast in favor of his or her election.

The shares cast for each director were as follows: Andre C. Dimitriadis:
2,609,105 for and 16,801 withheld; James J. Pieczynski: 2,609,115 for and 16,791 withheld; Steven Stuart: 2,608,954 for and 16,952 withheld; Bary G. Bailey; 2,609,044 for and 16,862.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         27       Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the Company during the six months ended June 30, 1999.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LTC HEALTHCARE, INC.
                                       Registrant



Dated:  August 16, 1999                By: /s/ JAMES J. PIECZYNSKI
                                           ---------------------------------
                                       James J. Pieczynski
                                       President and Chief Financial Officer