Form 10-Q
period 1999-09-30
LTC HEALTHCARE INC
filed 1999-11-15
CIK 1059186

==============================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   ----------

                                    FORM 10-Q

(Mark One)

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                         300 Esplanade Drive, Suite 1865
                            Oxnard, California 93030
                    (Address of principal executive offices)

                                 (805) 981-8659
              (Registrant's telephone number, including area code)

         Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---
Shares of Registrant's common stock, $.01 par value, outstanding at November 5, 1999 - 2,533,826 (excludes Treasury Shares of 802,056)

==============================================================================

                              LTC HEALTHCARE, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 1999

                                      INDEX


PART I -- FINANCIAL INFORMATION                                                           PAGE

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets........................................... 3
           Condensed Consolidated Statement of Operations ................................. 4
           Condensed Consolidated Statement of Cash Flows ................................. 5
           Notes to Condensed Consolidated Financial Statements ........................... 6

  Item 2.  Management's Discussion and

           Analysis of Financial Condition and Results of Operations ...................... 9

PART II -- OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K .............................................. 13

                              LTC HEALTHCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)


                                                                                   September 30,         December 31,
                                                                                        1999                 1998
                                                                              -------------------------------------------
                                                                                    (Unaudited)

ASSETS
Real Estate Investments:

  Buildings and improvements                                                                $ 61,539              $ 61,376
  Land                                                                                         3,806                 3,806
  Accumulated depreciation                                                                    (5,794)               (4,306)
                                                                                       -------------         -------------
      Land, buildings and improvements, net                                                   59,551                60,876

Marketable Securities:
  Equity securities                                                                            2,111                 3,632
  Debt securities                                                                             10,980                10,886
                                                                                       -------------         -------------
                                                                                              13,091                14,518

Other Assets:
  Cash and cash equivalents                                                                      387                 1,012
  Accounts receivable, net                                                                       724                     -
  Prepaid expenses and other assets                                                            1,873                   838
  Notes receivable                                                                             2,011                     -
                                                                                       -------------         -------------
                                                                                               4,995                 1,850
                                                                                       -------------         -------------
     Total Assets                                                                           $ 77,637              $ 77,244
                                                                                       =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans payable                                                                      $ 46,104              $ 46,527
Line of credit from LTC Properties, Inc.                                                      19,977                16,528
Accrued interest                                                                                 302                   308
Accrued expenses and other liabilities                                                         1,358                   633
                                                                                       -------------         -------------
     Total Liabilities                                                                        67,741                63,996

Minority Interest                                                                              3,518                 3,461
Commitments                                                                                        -                     -

Stockholders' Equity:
Preferred stock $0.01 par value: 10,000,000 shares authorized;
     No shares issued and outstanding                                                              -                     -
Common stock: $0.01 par value; 40,000,000 shares authorized;
     3,335,882 shares issued                                                                      33                    33
Capital in excess of par value                                                                10,224                10,224
Treasury stock, 1999-639,606 shares; 1998-151,050 shares                                      (1,720)                 (384)
Cumulative net loss                                                                             (671)                 (119)
Accumulated comprehensive loss                                                                (1,488)                   33
                                                                                       -------------         -------------
     Total Stockholders' Equity                                                                6,378                 9,787
                                                                                       -------------         -------------
     Total Liabilities and Stockholders' Equity                                             $ 77,637              $ 77,244
                                                                                       =============         =============

                             SEE ACCOMPANYING NOTES

                              LTC HEALTHCARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                                                 Three Months Ended          Nine Months Ended
                                                                                   September 30,                September 30,
                                                                               -------------------------------------------------
                                                                                1999           1998          1999           1998
                                                                               -------------------------------------------------
Revenues:

  Rental income                                                                $1,826        $  423       $ 5,395         $  423
  Net patient revenues                                                            996             -           996              -
  Interest and other income                                                       476           187         1,144            302
                                                                               ------        ------       -------         ------
          Total revenues                                                        3,298           610         7,535            725
                                                                               ------        ------       -------         ------

Expenses:

  Interest on mortgages payable                                                   979           144         2,936            144
  Interest on line of credit from LTC Properties, Inc.                            451           222         1,319            321
  Depreciation                                                                    496            90         1,488             90
  Minority interest                                                                86             -           257              -
  Salaries and benefits                                                           747             -           747              -
  Rent under operating leases with LTC Properties, Inc.                            95             -            95              -
  Other operating costs                                                           586           191         1,245            204
                                                                               ------        ------       -------         ------
          Total expenses                                                        3,440           647         8,087            759
                                                                               ------        ------       -------         ------

Operating loss                                                                   (142)          (37)         (552)           (34)
Provision for income taxes                                                          -             -             -              -
                                                                               ------        ------       -------         ------
Net loss                                                                       $ (142)       $  (37)      $  (552)        $  (34)
                                                                               ======        ======       =======         ======

Weighted average shares outstanding                                             2,689         3,323         2,744          3,323
Net Loss per Share:
   Basic                                                                       $(0.05)       $(0.01)      $ (0.20)        $(0.01)
                                                                               ======        ======       =======         ======
   Diluted                                                                     $(0.05)       $(0.01)      $ (0.20)        $(0.01)
                                                                               ======        ======       =======         ======

Comprehensive Loss:
  Net loss                                                                     $ (142)       $  (37)      $  (552)        $  (34)
  Unrealized loss on available-for-sale
          equity securities                                                      (501)            -        (1,521)             -
                                                                               ------        ------       -------         ------
Total comprehensive loss                                                       $ (643)       $  (37)      $(2,073)        $  (34)
                                                                               ======        ======       =======         ======

                             SEE ACCOMPANYING NOTES

                              LTC HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                          Nine Months Ended September 30,
                                                                                          -------------------------------
                                                                                             1999                 1998
                                                                                          ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                                $    (552)            $     (34)
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                             1,488                    90
     Other non-cash items                                                                       (86)                    -
  Net change in other assets and liabilities                                                   (118)                  286
                                                                                          ---------             ---------
       Net cash provided by operating activities                                                732                   342
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Stock repurchase                                                                           (1,336)                    -
  Advances under line of credit from LTC Properties, Inc.                                     8,123                 8,635
  Payments on line of credit from LTC Properties, Inc.                                       (4,674)              (17,668)
  Mortgage loan borrowings                                                                        -                17,400
  Principal payments on mortgage loans payable                                                 (423)                  (21)
  Issuance of common stock                                                                        -                 2,001
  Other                                                                                           -                    23
                                                                                          ---------             ---------
       Net cash provided in financing activities                                              1,690                10,370
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Investment in debt securities                                                                   -                (8,500)
  Investment in LTC Properties, Inc. common stock                                                 -                (2,179)
  Acquisition of business                                                                      (450)                    -
  Investment in notes receivable                                                             (2,011)                    -
  Other                                                                                        (586)                    -
                                                                                          ---------             ---------
       Net cash used in investing activities                                                 (3,047)              (10,679)
                                                                                          ---------             ---------
Increase/(Decrease) in cash and cash equivalents                                               (625)                   33
Cash and cash equivalents, beginning of period                                                1,012                     -
                                                                                          ---------             ---------
Cash and cash equivalents, end of period                                                  $     387             $      33
                                                                                          =========             =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                           $   3,753             $     144
Non-cash investing and financing activities:
  Contribution of net assets from LTC Properties, Inc.                                    $       -             $  10,224
  Purchase of mortgage loan receivable with a non-recourse note payable                   $  13,691             $       -

                             SEE ACCOMPANYING NOTES

                              LTC HEALTHCARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

The condensed consolidated financial statements included herein have been prepared by LTC Healthcare, Inc. (the "Company") without audit and in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations for the nine months ended September 30, 1999 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. The results for the nine months ended September 30, 1999 are not necessarily indicative of the results for a full year.

2.       NOTES RECEIVABLE

During the three months ended September 30, 1999, the Company funded $894,000 under a working capital line of credit to BMW Healthcare, Inc. The amount available under the line of credit is $2,000,000 and bears interest at prime plus 2%. As of September 30, 1999 borrowings of $1,503,000 were outstanding under the line of credit.

3.       ACQUISITION OF GENERATIONS MANAGEMENT SERVICES, INC.

On August 20, 1999 the Company acquired Generations Management Services, Inc. ("Generations"), a skilled nursing facility management company for $450,000. Generations manages the operations of ten skilled nursing facilities that are operated by a third-party provider of long-term care. Management fees of $114,000 are included in interest and other income in the accompanying statement of operations for the three months ended September 30, 1999.

4.       NURSING HOME OPERATIONS

On September 1, 1999 the Company entered into operating leases with LTC Properties, Inc. ("LTC") and began operating six skilled nursing facilities that were previously operated by Mariner Post-Acute Networks, Inc. The facilities are located in Iowa and have a total of 448 licensed beds. Net patient revenues and operating income generated by the operations of skilled nursing facilities for the month of September 1999 were $996,000 and $72,000, respectively.

Effective October 1, 1999, the Company entered into operating leases with LTC and began operating six skilled nursing facilities which were previously operated by a subsidiary of Sun Healthcare Group, Inc. ("Sun"). In addition, effective October 1, 1999, the Company entered into operating leases with LTC, on three skilled nursing facilities that were previously operated by NewCare Health Corporation ("NewCare"). The facilities are located in six states and have 1,119 licensed beds.

On September 30, 1999, the Company created LTC Healthcare Acquisition Company, Inc. ("Acquisition Co."). Acquisition Co. was formed exclusively for the purchase of the NewCare assets discussed below. Subsequently, effective October 1, 1999 in an auction held by the Bankruptcy Court, Acquisition Co. purchased three skilled nursing facilities and one hospital, a partnership interest in a skilled nursing facility and leasehold interests in eight skilled nursing facilities and one assisted living facility. All of the properties were formerly owned and/or operated by NewCare. Acquisition Co. acquired these assets and the related accounts receivable for a purchase price of approximately $13 million. The purchase price was entirely financed through a loan to Acquisition Co. by the lender who provided debtor in possession financing to NewCare.

                              LTC HEALTHCARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, Acquisition Co. received a $5 million working capital line of credit from the same lender. The $13 million acquisition loan and the $5 million working capital line of credit are non-recourse to the Company and are only secured by the assets of Acquisition Co. Three of these facilities are leased from LTC. The 14 facilities are located in five states and have a total of 1,192 licensed beds.

Effective October 1, 1999, the Company entered into a management agreement with a third party operator of long-term care facilities for the operation of the nine facilities discussed above that were formerly operated by Sun and NewCare. Separately, Acquisition Co. entered into a management agreement with the same third party operator for the operation of the 14 facilities discussed above that were formerly operated by NewCare.

5.       INCOME TAXES

No benefit for income taxes was recorded since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carryforwards.

6.       LTC PROPERTIES, INC.

During the three months ended September 30, 1999, the Company recorded interest expense of $451,000 on the average outstanding principal balance outstanding under the unsecured line of credit provided by LTC Properties, Inc. ("LTC"). In addition, the Company paid LTC $162,000 for administrative and management advisory services and $95,000 for facility lease payments.

At September 30, 1999, the Company held 194,100 shares of LTC common stock which is accounted for at fair value as available-for-sale securities. As of September 30, 1999, the LTC Properties common stock was recorded at its fair value of approximately $2,062,000.

As of October 1, 1999, including the three facilities leased by Acquisition Co., the Company leased 18 long-term care facilities with a total of 1,799 beds from LTC.

Subsequent to September 30, 1999, the Company sold 100% of the stock of Missouri River Corporation ("Missouri River") to LTC for total proceeds of $16,050,000 which equaled the Company's cost basis in the properties. Missouri River owns two assisted living facilities that are leased under long-term triple-net leases to a third-party operator. The proceeds of $16,050,000 were used to repay outstanding borrowings under the revolving line of credit provided by LTC.

7.       CONCENTRATION OF CREDIT RISKS

As of September 30, 1999, Integrated Health Services, Inc. ("IHS"), Sun Healthcare Group, Inc., through a wholly-owned subsidiary, ("Sun") and Sunrise Assisted Living, Inc. through a wholly-owned subsidiary, ("Sunrise") were the Company's largest operators. As of September 30, 1999, approximately 11%, 25% and 60% of the Company's gross real estate investments were leased to IHS, Sun and Sunrise, respectively. In addition, as of September 30, 1999, the Company's investment of $8,500,000 in Regent Assisted Living, Inc. ("Regent") convertible subordinated debentures represented 11% of the Company's total assets. The Company's financial position, results of operations and liquidity could be adversely affected by financial difficulties experienced by IHS, Sun, Sunrise or Regent, including bankruptcy, insolvency or general downturn in business, or in the event IHS, Sun, or Sunrise does not renew and/or extend its leases with the Company as they expire. IHS, Sun, Sunrise and Regent are publicly traded

                              LTC HEALTHCARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

companies, and as such are subject to the filing requirements of the Securities and Exchange Commission.

The following table contains summary information (in thousands) for IHS, Sun, Sunrise and Regent that was extracted from public reports on file with the Securities and Exchange Commission.


                                                          June 30,     December 31,          Six Months Ended June 30,
                                                                                            ---------------------------
                                                            1999           1998                1999            1998
                                                         ----------     ----------          ----------       ----------
IHS
  Total assets                                           $5,403,912     $5,393,128                 N/A              N/A
  Total debt                                              3,427,913      3,366,177                 N/A              N/A
  Total stockholders' equity                              1,299,542      1,331,965                 N/A              N/A
  Total revenues                                                N/A            N/A          $1,244,486       $1,671,554
  Income/(loss)  before taxes                                   N/A            N/A              (5,455)         134,877
  Net income/(loss)                                             N/A            N/A             (11,219)          79,577

SUN
  Total assets                                           $1,832,791     $2,468,038                 N/A              N/A
  Total debt                                                273,976        705,653                 N/A              N/A
  Total stockholders' equity                               (660,736)        33,759                 N/A              N/A
  Total revenues                                                N/A            N/A          $1,273,946       $1,637,011
  Income/(loss) before taxes and extraordinary items            N/A            N/A            (687,126)         (21,670)
  Net income/(loss)                                             N/A            N/A            (701,745)         (55,652)

SUNRISE
  Total assets                                           $1,003,897       $683,411                 N/A              N/A
  Total debt                                                582,095        428,326                 N/A              N/A
  Total stockholders' equity                                319,858        227,655                 N/A              N/A
  Total revenues                                                N/A            N/A            $112,902          $75,366
  Income before taxes                                           N/A            N/A              16,907            8,209
  Net income                                                    N/A            N/A              12,642            8,209

REGENT
  Total assets                                              $63,577        $66,274                 N/A              N/A
  Total debt                                                 40,200         49,705                 N/A              N/A
  Total stockholders' equity                                    249          4,255                 N/A              N/A
  Total revenues                                                N/A            N/A             $24,960          $10,961
  Loss before taxes                                             N/A            N/A              (3,706)          (4,931)
  Net loss                                                      N/A            N/A              (3,706)          (4,931)

Subsequent to September 30, 1999, Sun filed for Chapter 11 bankruptcy protection. As of November 5, 1999, Sun was current on all rent payments due to the Company.
                                       8

                              LTC HEALTHCARE, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

The Company was created in March 1998 and spun-off from LTC Properties, Inc. on September 30, 1998 and commenced nursing home operations on September 1, 1999, therefore the results of operations for the three and nine months ended September 1999 are not comparative to the same periods in 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

THREE MONTHS ENDED SEPTEMBER 30, 1999
The Company recorded a total of $3,298,000 in revenue for the three months ended September 30, 1999. Revenue consisted of rental income of $1,826,000, net patient revenues from nursing home operations of $996,000 and interest and other income of $476,000 which consisted primarily of interest income from investments in debt securities of $233,000 and nursing home management fees of $114,000.

Mortgage interest expense includes $320,000 on a 7.27% mortgage loan of $17,163,000, and $659,000 on the remaining mortgage debt with a weighted average rate of 9.1%. Interest on the line of credit from LTC of $451,000 for the three months ended September 30, 1999 represents interest at 10% on average borrowings outstanding under the unsecured credit line provided by LTC to the Company.

Salaries and benefits of $747,000 for the three months ended September 30, 1999 consists of salaries and benefits related to nursing home operations of approximately $637,000 and salaries and benefits related to the nursing home management services of approximately $110,000. Rent of $95,000 represents rent payments to LTC under operating leases on skilled nursing facilities. Other operating costs includes a fee of $162,000 for services provided by LTC under the administrative services agreement and costs of $192,000 related to nursing home operations.

THREE MONTHS ENDED SEPTEMBER 30, 1998
The Company recorded a total of $610,000 in revenue for the three months ended September 30, 1998. Revenue consisted of rental income of $423,000 and interest and other income of $187,000 which consisted of interest income from convertible subordinated debentures of $137,000 and dividend income of approximately $50,000 .

Mortgage interest expense was $144,000 on a 7.27% mortgage loan of $17,400,000 and interest on the line of credit from LTC was $222,000 for the three months ended September 30, 1998. Other operating costs include a fee of $175,000 for services provided by LTC under the administrative services agreement.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

NINE MONTHS ENDED SEPTEMBER 30, 1999
The Company recorded a total of $7,535,000 in revenue for the nine months ended September 30, 1999. Revenue consisted of rental income of $5,395,000, net patient revenues from nursing home operations of $996,000 and interest and other income of $1,144,000 which consisted primarily of interest income from investments in debt securities of $693,000 and nursing home management fees of $114,000.

Mortgage interest expense includes $951,000 on a 7.27% mortgage loan of $17,163,000, and $1,985,000 on the remaining mortgage debt with a weighted average rate of 9.1%. Interest on the line of credit from LTC of $1,319,000 for the nine months ended September 30, 1999 represents interest at 10% on average borrowings outstanding under the unsecured credit line provided by LTC to the Company.

Salaries and benefits of $747,000 for the nine months ended September 30, 1999 consists of salaries and benefits related to nursing home operations of approximately $637,000 and salaries and benefits related to the nursing home management services of approximately $110,000. Rent of $95,000 represents rent payments to LTC under operating leases on skilled nursing facilities. Other operating costs includes a fee of $577,000 for services provided by LTC under the administrative services agreement and costs of $192,000 related to nursing home operations.

NINE MONTHS ENDED SEPTEMBER 30, 1998

The Company recorded a total of $725,000 in revenue for the nine months ended September 30, 1998. Revenue consisted of rental income of $423,000 and interest and other income of $302,000 which consisted primarily of interest income from convertible subordinated debentures of $242,000 and dividend income of approximately $50,000.

Mortgage interest expense was $144,000 on a 7.27% mortgage loan of $17,400,000, and interest on the line of credit from LTC was $321,000 for the nine months ended September 30, 1998. Other operating costs include a fee of $175,000 for services provided by LTC under the administrative services agreement.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the formation and capitalization of the Company, LTC provided the Company with a $20.0 million unsecured line of credit. Borrowings outstanding under the unsecured line of credit bear interest at 10% and mature in 2008. As of September 30, 1999, the Company had borrowings outstanding under the unsecured line of credit of $19,977,000. Subsequent to September 30, 1999, the Company sold 100% of the stock of Missouri River Corporation ("Missouri River") to LTC for total proceeds of $16,050,000 which equaled the Company's cost basis in the properties. Missouri River owns two assisted living facilities that are leased under long-term triple-net leases to a third-party operator. The proceeds of $16,050,000 were used to repay outstanding borrowings under the revolving line of credit provided by LTC. Borrowing capacity of $16,073,000 was available under the unsecured line of credit after the payment with the proceeds from the sale of Missouri River.

In addition to amounts available under the unsecured line of credit, as of September 30, 1999, the Company owns unencumbered assets consisting of $10,980,000 in convertible subordinated debentures and $2,111,000 in marketable equity securities.

On September 30, 1999, the Company created LTC Healthcare Acquisition Company, Inc. ("Acquisition Co."). Acquisition Co. was formed exclusively for the purchase of the NewCare assets discussed below. Subsequently, effective October 1, 1999 in an auction held by the Bankruptcy Court, Acquisition Co. purchased three skilled nursing facilities and one hospital, a partnership interest in a skilled nursing facility and leasehold interests in eight skilled nursing facilities and one assisted living facility. Acquisition Co. acquired these assets and the related accounts receivable for a purchase price of approximately $13 million. The purchase price was entirely financed through a loan to Acquisition Co. by the lender who provided debtor in possession financing to NewCare. In addition, Acquisition Co. received a $5 million working capital line of credit from the same lender. The $13 million acquisition loan and the $5 million working capital line of credit are non-recourse to the Company and are only secured by the assets of Acquisition Co.

The Company anticipates that cash flow from operations and amounts available under its lines of credit will be adequate to meet its short-term liquidity requirements. The Company expects to meet its long term liquidity requirements such as property acquisitions and development, the granting of high yield loans, the purchase of equity investments and mortgage debt maturities through the most advantageous sources of capital available to the Company at that time. This may include, but not be limited to, the sale of common stock, or preferred stock through public offerings or private placements, the incurrence of indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the disposition of assets. Currently the Company has no external source of financing and the Company has not received any commitment with respect to any funds needed in the future. The Company expects to be able to access capital markets or to seek other financing, but there can be no assurance that it will be able to do so at all or in amounts or on terms acceptable to the Company.

As of September 30, 1999, the Company has no commitments to purchase any additional assets. The Company intends to operate its business as described herein, and may purchase additional assets from time to time in the future. The purchase of additional assets will be contingent upon securing adequate funding on terms acceptable to the Company.

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

STATUS OF THE COMPANY'S INFORMATION TECHNOLOGY SYSTEMS AND NON-INFORMATION TECHNOLOGY SYSTEMS. The Company's primary use of information technology systems is its internal accounting and information management software (collectively the "Systems"). With the exception of the systems in place at the recently acquired nursing home operations, the Company has evaluated the Systems to assess whether they will function properly with respect to dates in the year 2000 and beyond. Systems that were determined to be non-compliant with the year 2000 and beyond have been upgraded or replaced. Implementation of year 2000 compliant Systems and upgrades to existing Systems have been completed. The total cost associated with modifications required to become year 2000 compliant was not material to the Company's financial position, results of operations or liquidity. Due to the Company's limited reliance on complex Systems, the Company believes the year 2000 issue, as it relates to its internal Systems, will not have a material adverse effect upon the Company's financial position, results of operations or liquidity. The Company is currently in the process of evaluating the systems in place at the recently acquired nursing home operations to determine if such systems are year 2000 compliant. Systems related to the operation of nursing homes that are non-compliant with the year 2000 and beyond could have a material adverse impact on the Company's financial position, results of operations of liquidity.

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

Neither we nor our lessees can be assured that the federal and state governments, upon which we and our lessees rely for Medicare and Medicaid revenue, will be in compliance in a timely manner. The General Accounting Office has reported that the Health Care Financing Administration, which runs Medicare, is behind schedule in taking steps to deal with the year 2000 issue and that it is highly unlikely that all of the Medicare systems will be compliant in time to ensure the delivery of uninterrupted benefits and services into the year 2000. The General Accounting Office has also reported that, based upon its survey of the states, the District of Columbia and three territories, less than 16% of the automated systems used by state and local government to administer Medicaid are reported to be year 2000 compliant. Due to the general uncertainty surrounding the readiness of third-party tenants and other third-parties, including the federal and state governments, with which the Company and its lessees does business, the Company is unable at this time to determine whether non-compliance with the year 2000 issue by third-parties will have a material impact on the Company's financial position, results of operations or liquidity.

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

                               SEPTEMBER 30, 1999

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              27  Financial Data Schedule

         (b)  REPORTS ON FORM 8-K

               On October 15, 1999, the Company filed a Current Report on Form 8-K dated October 1, 1999 reporting that the Company had commenced nursing home operations through a series of transactions that included entering into operating leases for long-term care properties and the leveraged acquisition of long-term care properties.

               On November 2, 1999, the Company filed a Current Report on Form 8-K dated October 18, 1999 reporting that the Company sold 100% of the stock of Missouri River Corporation to LTC Properties, Inc. for total proceeds of $16,050,000 and the use of the proceeds to repay outstanding borrowings under the unsecured line of credit provided by LTC Properties, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LTC HEALTHCARE, INC.
                                        Registrant

Dated:  November 15, 1999           By: /s/ JAMES J. PIECZYNSKI
                                        ------------------------
                                    James J. Pieczynski
                                    President and Chief Financial Officer