Form 10-K405
period 1999-12-31
LTC HEALTHCARE INC
filed 2000-03-30
CIK 1059186

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Company is approximately $2,346,000 as of March 17, 2000.

                                    2,444,426

       (Number of shares of common stock outstanding as of March 17, 2000)

    Part III is incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 2000.
===============================================================================

ITEM 1.           BUSINESS

GENERAL

LTC Healthcare, Inc. ("LTC Healthcare" or the "Company"), a Nevada corporation, was incorporated on March 20, 1998 and began operations on March 25, 1998. The Company was originally a preferred stock subsidiary of LTC Properties, Inc. ("LTC Properties"), a real estate investment trust ("REIT"). On September 30, 1998, concurrently with the conversion of all shares of Company non-voting common stock held by LTC Properties into voting common stock of the Company, LTC Properties completed the spin-off of Company common stock through a taxable dividend to holders of LTC Properties common stock, convertible subordinated debentures and Series C Preferred Stock. See "Part II, Item 8- Notes to Consolidated Financial Statements- Note 3. Transactions with LTC Properties" for additional information.

The principal business of the Company is providing long-term healthcare services through the operation of nursing facilities. As of March 1, 2000, the Company operated 31 skilled nursing facilities with 3,473 licensed beds and one rehabilitation hospital with 84 licensed beds. The facilities operated by the Company are located in nine states and are collectively referred to herein as nursing facilities. In addition to the operation of nursing facilities, as of March 1, 2000, the Company owned six nursing facilities and four assisted living facilities that were leased to third party operators under triple net leases.

OPERATIONS

The Company has one operating segment, nursing operations. Nursing operations include revenues generated by providing long-term healthcare services in nursing facilities operated by the Company and rental income generated by leasing long-term care facilities owned by the Company to third party operators.

Prior to September 1, 1999, the Company's revenues consisted primarily of rental income from the ownership of long-term care facilities leased to third party operators. On September 1, 1999 the Company entered into operating leases with LTC Properties and began operating six nursing facilities and in October 1999, the Company began operating 12 additional nursing facilities. Eleven of the nursing facilities the Company began operating in October 1999 are leased from LTC Properties and the remaining facility was acquired by the Company. On January 1, 2000, the Company began operating an additional 13 facilities that are leased from LTC Properties and on February 1, 2000, the Company began operating one facility that is leased from a third party. As a result, as of March 1, 2000, the Company operates a total of 32 nursing facilities with 3,557 licensed beds.

The Company's nursing facilities provide residents with routine care services, including daily dietary, social and recreational services and pharmacy and medical supplies as well as restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. The Company's facilities also provide inpatient skilled nursing services and rehabilitative, restorative and transitional medical services to individuals with higher acuity medical conditions. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nurses' aides.

The Company believes that the margins of its nursing operations can be improved by direct management by the Company of its operating nursing facilities and by increasing patient census. The Company's strategy is to improve patient census while providing comprehensive quality services to the residents of its nursing facilities within the reimbursement constraints imposed by third party payors.

COMPETITION

The long-term care industry is highly competitive. The Company's facilities generally operate in communities that are also served by similar facilities operated by other operators. Some competing facilities are located in buildings that are newer than those operated by the Company, provide services not offered by the Company's facilities or are operated by entities having greater financial and other resources and longer operating histories than the Company. In addition, some facilities are operated by nonprofit organizations or government agencies supported by endowments, charitable contributions, tax revenues and other resources not available to the Company. The Company's ability to compete with other operators of long-term care facilities is based on numerous factors, including its reputation for the quality and comprehensiveness of services provided; the commitment and expertise of its staff; the innovativeness of its treatment programs; local physician and hospital support; marketing programs; charges for services; family preferences and the physical appearance, location and condition of its facilities. There can be no assurance that the Company will not encounter increased competition in the future that would adversely affect its financial condition and results of operations.

EMPLOYEES

As of March 1, 2000, the Company had approximately 2,900 employees.

GOVERNMENTAL REGULATION

GENERAL. The Company derives a substantial portion of its revenue from third party payors, including the Medicare and Medicaid programs. The Medicare program was enacted in 1965 to provide a nationwide, federally funded health insurance program for the elderly and certain disabled persons. The Medicaid program is a joint federal-state cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind or disabled individuals, and members of families with dependent children, whose income and resources are insufficient to meet the costs of necessary medical services. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative regulations and rulings, interpretation and discretion which may affect payments made to providers under these programs. The amounts of program payments received by the Company can be changed by legislative or regulatory actions and by determinations made by fiscal intermediaries and other payment agents acting on behalf of the programs.

BALANCED BUDGET ACT -- MEDICARE. The Balanced Budget Act, enacted on August 5, 1997, made numerous changes to the Medicare and Medicaid programs which affect the Company. With respect to the Medicare program, the law required the Secretary of the Department of Health and Human Services ("HHS") to establish a prospective payment system ("PPS") for Medicare Part A skilled nursing facility services, under which facilities are paid a federal per diem rate for virtually all covered services. The Medicare program historically utilized a cost-based retrospective reimbursement system for nursing facilities. The PPS system is being phased in over three cost reporting periods, and started with cost reporting periods beginning on or after July 1, 1998. Subsequent legislation (see discussion below on the Balanced Budget Refinement Act) will increase the per diem rate for certain higher-acuity patients.

Substantially all of the Company's nursing facilities participate in the Medicare program as skilled nursing facilities. All of the Company's nursing facilities that participate in the Medicare program as skilled nursing facilities operate under PPS which has resulted in more intense price competition and lower margins. There can be no assurance that the Company will be successful in reducing costs of services below the PPS reimbursement rates, or that the failure to do so will not have a material adverse effect on the Company's liquidity, financial condition and results of operations.

BALANCED BUDGET REFINEMENT ACT - MEDICARE. The Balanced Budget Refinement Act, enacted November 29, 1999, is a legislative response to mitigate some of the effects of the Balanced Budget Act. With respect to nursing facilities, the law temporarily increases the PPS per diem rates by 20 percent for 15 patient categories (based on acuity). This payment increase is intended to compensate skilled nursing facilities for the provision of care to medically complex patients, pending appropriate refinements to the PPS system. Facilities providing care to patients falling within every non-rehabilitation patient category above the presumptive Medicare eligibility line will benefit from this increase. Three patient categories falling within the "high" and "medium" rehabilitation category also are subject to the increase. The increased payments will begin on April 1, 2000, and end before the later of (1) October 1, 2000, or
(2) the date the Health Care Financing Administration ("HCFA") implements a refined PPS system that better accounts for medically-complex patients. The law also provides for a four percent increase in the federal per diem payment rates for all patient acuity categories in both fiscal years 2001 and 2002. This increase is calculated exclusive of the 20 percent rate increase for the 15 acuity categories subject to direct adjustments. The 20 percent rate increase for medical complexity will not be built into the base payment rates, however, and therefore future updates to the federal payment rates will be calculated from the initial base rate. The law also provides for a one-time waiver for skilled nursing facilities which elect to immediately transition to the full federal rate (rather than a blend of the federal rate and a facility-specific rate during the three year transition period) on or after December 15, 1999, for cost reporting periods beginning on or after January 1, 2000. In addition to the per diem rate increases for certain patient categories, the Balanced Budget Refinement Act temporarily suspended for years 2000 and 2001 the reimbursement caps on Part B therapy services imposed by the Balanced Budget Act.

BALANCED BUDGET ACT - MEDICAID. The Balanced Budget Act also contains a number of changes affecting the Medicaid program. Among other things, the law repealed the Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated nursing homes. It is unclear at this time whether state Medicaid programs will adopt changes in their Medicaid reimbursement systems, or, if adopted and implemented, what effect such initiatives would have on the Company. In any event, there can be no assurance that future changes in Medicaid reimbursement rates to nursing facilities will not have an adverse effect on the Company. Further, the Balanced Budget Act allows states to mandate enrollment in managed care systems without seeking approval from the Secretary of HHS for waivers from certain Medicaid requirements as long as certain standards are met. These managed care programs have historically exempted institutional care although some states have instituted pilot programs to provide such care under managed care programs. States have considerable flexibility in establishing payment rates. The Company is not able to predict whether any states' waiver provisions will change the Medicaid reimbursement systems for long-term care facilities from cost-based or fee-for-service to managed care negotiated or capitated rates or otherwise affect the level of payments. Significant limits on the scope of services reimbursed and on rates of reimbursement under the Medicaid program could have a material adverse effect on the Company's liquidity, financial condition and results of operations.

FUTURE LEGISLATIVE CHANGES. The Company expects Congress to continue to consider measures to reduce the growth in Medicare and Medicaid expenditures review and assess alternate health care delivery systems, and operational requirements for health care providers, including protection of confidential information. Both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease the rate of program reimbursement to nursing facilities. The Company cannot predict at this time whether any additional measures will be adopted or if adopted and implemented, what effect such proposals would have. There can be no assurance that payments under state and federal governmental programs will remain at levels comparable to present levels or will be sufficient to cover the costs of patients eligible for reimbursement pursuant to the programs.

Certain states are currently evaluating various proposals to restructure healthcare delivery within their respective jurisdictions. It is uncertain at this time what legislation of this type will ultimately be enacted and implemented or whether other changes in the administration or interpretation of governmental healthcare programs will occur. The Company anticipates that state legislatures will continue to review and assess various healthcare reform proposals and alternative healthcare systems and payment methodologies. The Company is unable to predict the ultimate impact of any future state restructuring of the healthcare delivery system, but such changes could have a material adverse effect on the Company's liquidity, financial condition and results of operations.

LICENSURE. The Company's healthcare properties are subject to extensive state and local laws and regulations relating to licensure, conduct of operations, ownership of facilities, and services provided within the facilities. The nursing facilities are subject to regulation and licensing by state and local health and social services agencies and other regulatory authorities. In order to maintain their operating licenses, healthcare facilities must comply with standards concerning medical care, equipment and hygiene. Although regulatory requirements vary from state to state, these requirements generally address among other things: personnel education and training; staffing levels; patient records; facility services; quality of care provided; physical residence specifications; food and housekeeping services; and residents' rights and responsibilities. The facilities are subject to periodic survey and inspection by governmental authorities. The Company's facilities are also subject to various state and local building codes and other ordinances, including zoning and safety codes.

CERTIFICATE OF NEED. Certificate of Need ("CON") statutes and regulations control the development and expansion of healthcare services and facilities in certain states. The CON process is intended to promote quality healthcare and to avoid the unnecessary duplication of services, equipment and facilities. CON or similar laws generally require that approval be obtained from the designated state health planning agency for certain acquisitions and capital expenditures, and that such agency determine that a need exists prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. Additionally, several states have instituted moratoria on new CONs or the approval of new beds. CONs or other similar approvals may be required in connection with our future acquisitions and/or expansions. There can be no assurance that the Company will be able to obtain the CONs or other approvals necessary for any or all such projects.

SURVEY AND CERTIFICATION. Long-term care facilities must comply with certain requirements to participate either as a skilled nursing facility under Medicare or a nursing facility under Medicaid. Regulations promulgated pursuant to the Omnibus Budget Reconciliation Act of 1987 obligate facilities to demonstrate compliance with requirements relating to resident rights, resident assessment, quality of care, quality of life, physician services, nursing services, pharmacy services, dietary services, rehabilitation services, infection control, physical environment and administration. Regulations governing survey, certification, and enforcement procedures to be used by state and federal survey agencies to determine facilities' level of compliance with the participation requirements for Medicare and Medicaid were adopted by HCFA effective July 1, 1995. These regulations require that surveys focus on resident outcomes. They also state that all deviations from participation requirements will be considered deficiencies, but a facility may have certain minor deficiencies and be in substantial compliance with the regulations. The regulations identify various remedies that may be imposed against facilities and specify the categories of deficiencies for which they will be applied. These remedies include, but are not limited to: civil money penalties of up to $10,000 per day or "per instance"; facility closure and/or transfer of residents in emergencies; denial of payment for new or all admissions; directed plans of correction; and directed in-service training. Failure to comply with applicable requirements for participation may also result in termination of the provider's Medicare and Medicaid provider agreements. Termination of any of the Company's Medicare or Medicaid provider agreements could have a material adverse effect on the Company's liquidity, financial condition and results of operations.

President Clinton has announced initiatives designed to improve the quality of care in nursing homes and to reduce fraud in the Medicare program. These initiatives include tougher enforcement measures by state surveying authorities, empowering specialized contractors to track down Medicare scams and program waste, and the creation of a Medicare financial management team made up of 100 "fraud fighters" to be located in the offices of every Medicare contractor nationwide.

REFERRAL RESTRICTIONS AND FRAUD AND ABUSE. The Medicare and Medicaid anti-kickback statute, 42 U.S.C. Section 1320a-7b(b), prohibits the knowing and willful solicitation or receipt of any remuneration "in return for" referring an individual, or for recommending or arranging for the purchase, lease, or ordering, of any item or service for which payment may be made under Medicare or a state healthcare program. In addition, the statute prohibits the offer or payment of remuneration "to induce" a person to refer an individual, or to recommend or arrange for the purchase, lease, or ordering of any item or service for which payment may be made under the Medicare or state healthcare programs. The statute and the so-called safe harbor regulations establish numerous exceptions by defining conduct which is not subject to prosecution or other enforcement remedies. Violation of the anti-kickback statute could result in criminal conviction, as well as civil money penalties and exclusions.

The Ethics in Patient Referrals Act ("Stark I"), effective January 1, 1992, generally prohibits physicians from referring Medicare patients to clinical laboratories for testing if the referring physician (or a member of the physician's immediate family) has a "financial relationship," through ownership or compensation, with the laboratory. The Omnibus Budget Reconciliation Act of 1993 contains provisions commonly known as "Stark II" ("Stark II") expanding Stark I by prohibiting physicians from referring Medicare and Medicaid patients to an entity with which a physician has a "financial relationship" for the furnishing of certain items set forth in a list of "designated health services," including physical therapy, occupational therapy, home health services, and other services. Subject to certain exceptions, if such a financial relationship exists, the entity is generally prohibited from claiming payment for such services under the Medicare or Medicaid programs, and civil monetary penalties may be assessed for each prohibited claim submitted.

Other provisions in the Social Security Act and in other federal and state laws authorize the imposition of penalties, including criminal and civil fines and exclusions from participation in Medicare and Medicaid, for false claims, false statements, improper billing and other offenses.

The Company is unable to predict the effect of future administrative or judicial interpretations of the laws discussed above, or whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take, or their impact on the Company's operations. The Company endeavors to comply with applicable regulatory requirements, but there can be no assurance that statutory or regulatory changes, or subsequent administrative rulings or interpretations, will not require the Company to modify or restructure certain arrangements, or that it will not be required to expend significant amounts to maintain compliance.

COMPLIANCE PROGRAM. The Office of Inspector General of HHS ("OIG") issued guidance to help nursing facilities design effective voluntary compliance programs to prevent fraud, waste, and abuse in health care programs, including Medicare and Medicaid. The guidance, COMPLIANCE PROGRAM GUIDANCE FOR NURSING FACILITIES, was published as a notice in the FEDERAL REGISTER. The Company has appointed a compliance officer to monitor compliance with the Company's policies. The Company is currently in the process of reviewing and making improvements to its compliance programs.

RELATIONSHIP WITH LTC PROPERTIES, INC.

The Company and LTC Properties entered into an administrative services agreement under which LTC Properties will provide management and administrative services to the Company. In exchange for those services, the Company is required to pay LTC Properties 25% of the aggregate amount of all wages, salaries, bonuses and rent for its corporate offices paid by LTC Properties each month. The administrative services agreement has a term of ten years but may be terminated either by LTC Properties or the Company at any time upon 30 days' prior written notice to the other party or upon a change of control of LTC Properties. In addition, LTC Properties has provided the Company with a $20 million unsecured line of credit that bears interest at an annual rate of 10% and matures in March 2008. During 1999, the Company sold 100% of the stock of one of its subsidiaries that owns two assisted living facilities leased to a third party operator to LTC Properties for a total purchase price of $16,050,000. The Company recognized a gain of approximately $591,000 on the sale. Proceeds from the sale were used to repay borrowings under the unsecured line of credit from LTC
Properties.

At March 1, 2000, 30 of the nursing facilities with 3,411 licensed beds operated by the Company are owned by LTC Properties. Also, the Company has mortgage loans secured by eight nursing facilities payable to REMIC pools originated by LTC Properties. Of the eight nursing facilities securing these mortgage loans, one is operated by the Company, six are leased to third party operators and one is currently closed but will be operated by the Company upon completion of capital improvements to the facility. Leases on 19 of the facilities owned by LTC Properties with current annual base rents totaling approximately $4,118,000 expire in 2000. The Company expects that the terms of these leases will be renegotiated prior to their expiration; however, there can be no assurance that the leases will be renewed or that if renewed, the annual base rents will remain at the current level. Leases on the remaining 11 facilities owned by LTC Properties with current annual base rents totaling approximately $3,979,000 expire at various dates ranging from 2004 through 2013.

Pursuant to an intercompany agreement, the Company has agreed not to engage in activities or make investments that involve real estate, unless it has first provided written notice to LTC Properties of the material terms and conditions of such activities or investments, and LTC Properties has determined not to pursue such activities or investments either by providing written notice to the Company rejecting the opportunity within ten days following the date of receipt of notice of the opportunity or by allowing such ten-day period to lapse. Pursuant to the intercompany agreement, the Company and LTC Properties also agreed to notify each other of, and make available to each other, investment opportunities which they develop or of which they become aware but are unable or unwilling to pursue. The Company also agreed not to prepay or cause to be prepaid any of its mortgage loans originated by LTC Properties which were securitized by LTC Properties in REMIC transactions. The intercompany agreement has a term of ten years but shall terminate earlier upon a change of control of LTC Properties.

The Company and LTC Properties have adopted policies and procedures to be followed by the Board of Directors of each company to limit the involvement of such officers and directors in conflict situations. Such procedures include requiring the persons serving as directors of both companies to abstain from voting as directors with respect to matters that present a significant conflict of interest between the companies and will require approval of the disinterested directors of both companies with respect to the intercompany agreement and the administrative services agreement. Whether or not a significant conflict of interest situation exists will be determined on a case-by-case basis depending on such factors as the dollar value of the matter, the degree of personal interest of any officers or directors in the matter and the likelihood that resolution of the matter has significant strategic, operational or financial implications for the business of the Company and/or LTC Properties. The members of the Board of Directors of each company that do not have any potentially significant conflict of interest between the companies will determine whether a matter presents such a significant conflict.

DIFFICULTIES EXPERIENCED BY LESSEES OF THE COMPANY'S INVESTMENTS IN REAL ESTATE

SUN HEALTHCARE GROUP, INC. During October 1999, Sun Healthcare Group, Inc. ("Sun") filed for reorganization under Chapter 11 of the Bankruptcy Code. At December 31, 1999, Sun operated four nursing facilities representing approximately 31% ($16.0 million) of the gross carrying value of the Company's real estate investment portfolio. Sun is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. As of March 1, 2000 all rent payments due on the Company's properties operated by Sun are current.

INTEGRATED HEALTH SERVICES, INC. During February 2000, Integrated Health Services, Inc. ("Integrated Health") filed for reorganization under Chapter 11 of the Bankruptcy Code. At December 31, 1999, Integrated Health operated two facilities representing approximately 14% ($7.0 million) of the Company's gross real estate investment portfolio. Integrated Health is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. As of March 1, 2000, all rent payments due on the Company's properties operated by Integrated Health are current.

SENSITIVE CARE, INC. During January 1999, the state of Texas took control of and closed the operations of one nursing facility that was leased to Sensitive Care, Inc. ("Sensitive Care"). The Company has not received rent for this facility since August 1999 and as a result, the lease has been terminated. The Company is making capital improvements to this facility and intends to open and begin operating the facility by December 31, 2000.

BUSINESS RISK FACTORS

Potential investors should carefully consider the risks described below before making an investment decision in the Company. The risks and uncertainties described below are not the only ones facing the Company and there may be additional risks that the Company does not presently know of or that the Company currently considers immaterial. All of these risks could adversely affect the Company's business, financial condition, results of operations and cash flows.

SOME POTENTIAL LOSSES ARE NOT COVERED BY INSURANCE. The Company requires, and intends to continue to require, all lessees of the properties owned by the Company to secure adequate comprehensive property and liability insurance that covers the Company as well as the lessee. In addition, the Company is required, as the lessee of the properties it operates, to secure adequate comprehensive property and liability insurance. The Company has purchased traditional indemnity insurance for its general, professional, and auto liabilities and has purchased occurrence based insurance for its workers compensation liabilities. In addition, the Company has purchased traditional indemnity property insurance for the nursing facilities it operates. Certain risks may, however, be uninsurable or not economically insurable and there can be no assurance the Company or a lessee will have adequate funds to cover all contingencies.

THE HEALTH CARE INDUSTRY IS HEAVILY REGULATED BY THE GOVERNMENT. Operators of nursing facilities are subject to heavy regulation by federal, state and local governments. These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The Company's failure to comply with such laws, requirements and regulations could affect its ability to operate its facilities.

THE COMPANY RELIES ON GOVERNMENT AND THIRD PARTY REIMBURSEMENT. A significant portion of the Company's revenue is derived from government-funded reimbursement programs, such as Medicare and Medicaid. Because of significant health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. In recent years, there have been fundamental changes in the Medicare program which resulted in reduced levels of payment for a substantial portion of health care services. In many instances, revenues from the Medicare and Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. Moreover, health care facilities have experienced increasing pressures from private payors attempting to control health care costs, and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.

Governmental and public concern regarding health care costs may result in significant reductions in payment to health care facilities, and there can be no assurance that future payment rates for either governmental or private payors will be sufficient to cover cost increases in providing services to patients. Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could adversely affect the Company's revenues.

THE COMPANY'S FACILITIES ARE SUBJECT TO LICENSING, CERTIFICATION AND ACCREDITATION. In addition to the requirements to be met by nursing facilities for participation in the Medicare and Medicaid programs, nursing facilities are subject to regulatory and licensing requirements of federal, state and local authorities. The operator of each nursing facility is licensed annually by the board of health or other applicable agency in each state. In granting and renewing licenses, regulatory agencies consider, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and nursing staff, the quality of care and continuing compliance with the laws and regulations relating to the operation of the facilities. State licensing of facilities is a prerequisite to certification under the Medicare and Medicaid programs. In the ordinary course of business, operators receive notices of deficiencies for failure to comply with various regulatory requirements and take appropriate corrective and preventive actions.

Failure to obtain licensure or loss of licensure would prevent a facility from operating. Failure to maintain certification in the Medicare and Medicaid programs would result in a loss of funding from those programs. Although accreditation is generally voluntary, loss of accreditation could result in a facility not meeting eligibility requirements to participate in various reimbursement programs. These events could adversely affect the Company's operations.

In addition to licensing requirements, state and local laws may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and occasionally the contraction of health care facilities by requiring certificate of need or other similar approval programs. States vary in their utilization of these programs. In addition, health care facilities are subject to the Americans with Disabilities Act and building and safety codes which govern access, physical design requirements for facilities, and building standards.

THE COMPANY'S FACILITIES RELY ON EXPERIENCED LABOR. The health care industry has experienced a shortage of experienced nurses and therapists to staff nursing operations in the past. The Company is not currently experiencing a nursing or therapist shortage but it competes with other operators for nursing and therapy personnel. A shortage of nursing or therapist personnel could cause the Company to pay higher salaries and employ higher cost temporary personnel which could adversely affect the Company's operations.

THE COMPANY HAS NOT RECEIVED ITS MEDICARE PROVIDER NUMBER FOR CERTAIN FACILITIES IT OPERATES. Certain of the Company's nursing facilities participate in the Medicare program. In order to bill and receive reimbursement for services provided under the Medicare program, the Company must obtain a provider number for each facility that participates in the program. The Company has completed applications for Medicare provider numbers for all of its facilities that participate in the program; however, certain facilities have not received their provider number. The majority of these facilities are billing for Medicare services provided under the previous operators' provider numbers and the remaining facilities are not able to bill for Medicare services at this time. The Company believes all of its facilities will receive Medicare provider numbers and that the Company will be reimbursed for services provided under the Medicare program.

THE COMPANY LEASES A MAJORITY OF THE FACILITIES IT OPERATES. As of March 1, 2000, the Company operates 30 facilities that are owned by LTC Properties. The leases under which these 19 facilities are operated will expire in 2000. The Company believes that the terms of these leases will be renegotiated prior to their expiration; however, there can be no assurance that the leases will be renewed or that if renewed, the annual base rents will remain at the current level. The Company has a long-term obligation for operating leases, that expire at various dates ranging from 2004 to 2013, under which the remaining 11 facilities are operated. The economic performance of these facilities operations can be affected by many factors including governmental regulation, economic conditions, and demand for health care services. In the event the Company's operations are adversely affected, the Company will continue to be liable for rent payments due under these leases.

THE COMPANY OPERATES PROPERTIES REQUIRING RESTRUCTURING IN ORDER TO CREATE SIGNIFICANT VALUE. As of March 1, 2000, all of the nursing facilities operated by the Company were previously operated by other operators who have filed for Chapter 11 bankruptcy protection or are experiencing liquidity and other financial difficulties. A significant number of these facilities are currently generating operating losses. The Company believes it will be able to operate these facilities at a profit; however, if the Company is not able to successfully "turn-around" the operations of these facilities within an acceptable time period it could adversely affect the Company's financial position, liquidity and results of operations.

SCHEDULED DEBT PAYMENTS COULD ADVERSELY AFFECT THE COMPANY'S FINANCIAL CONDITION. The Company is subject to risks normally associated with debt financing, including the risks that it will be unable to refinance existing indebtedness on our properties (which in all cases will not have been fully amortized at maturity) and that the terms of refinancing will not be as favorable as the terms of existing indebtedness.

THE COMPANY MAY BE UNABLE TO OBTAIN EXTERNAL SOURCES OF CAPITAL. The Company's access to third party sources of capital depends upon a number of factors, including general market conditions and the market's perception of its growth potential and its current and potential future earnings and cash distributions and the market price of the shares of its capital stock.

FINANCIAL COVENANTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION. If a property is mortgaged to secure payment of indebtedness and the Company is unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. The mortgages on the Company's properties contain customary negative covenants which, among other things, limit its ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on the Company's financial condition and results of operations.

THE COMPANY IS UNABLE TO REFINANCE CERTAIN INDEBTEDNESS. As of December 31, 1999, the Company had approximately $30.4 million of mortgage loans payable that were securitized by LTC Properties in REMIC transactions. The interest rates on the mortgage loans range from 8.0% to 12.0%. In connection with an administrative services agreement between the Company and LTC Properties, the Company has agreed not to prepay or cause to be prepaid any of the mortgage loans unless the property is sold to an unaffiliated third party. Because of this agreement, the Company will not have the ability to refinance this mortgage debt and consequently will not be able to lower its interest costs in a low interest rate environment.

THERE ARE FACTORS OUTSIDE OF THE COMPANY'S CONTROL THAT AFFECT THE PERFORMANCE AND VALUE OF THE COMPANY'S REAL ESTATE. Real property investments in the health care industry are subject to varying degrees of risk. The economic performance and values of health care real estate can be affected by many factors including governmental regulation, economic conditions, and demand for health care services. The Company cannot assure that the value of property securing any of its mortgage loans will not depreciate. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) generally do not decline when circumstances cause a reduction in income from the property.

REAL ESTATE INVESTMENTS ARE ILLIQUID. Real estate investments are relatively illiquid and, therefore, tend to limit the Company's ability to vary its portfolio promptly in response to changes in economic or other conditions. All of the Company's properties are "special purpose" properties that could not be readily converted to general residential, retail or office use. Transfers of operations of nursing homes and other health care-related facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of the Company's owned properties becomes unprofitable due to competition, age of improvements or other factors such that the lessee becomes unable to meet its obligations on the lease, the liquidation value of the property may be substantially less -- relative to the amount owing on the mortgage loan -- than would be the case if the property were readily adaptable to other uses. The receipt of liquidation proceeds could be delayed by the approval process of any state agency necessary for the transfer of the property. In addition, certain significant expenditures associated with real estate investment (such as real estate taxes and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the investment. If any of these events occur, our income would be adversely affected.

CERTAIN OF THE COMPANY'S EXECUTIVE OFFICERS AND BOARD MEMBERS ARE ALSO EXECUTIVE OFFICERS AND BOARD MEMBERS OF LTC PROPERTIES.

         - Andre C. Dimitriadis, who is currently the Company's Chairman and Chief Executive Officer serves in the same positions with LTC Properties;

         - James J. Pieczynski, who is currently the Company's President and Chief Financial Officer serves in the same positions with LTC Properties;

         - Christopher T. Ishikawa, who is currently the Company's Executive Vice President and Chief Operating Officer serves as Senior Vice President and Chief Investment Officer with LTC Properties; and

         - Julia L. Kopta, who is currently the Company's Senior Vice President and General Counsel serves in the same positions with LTC Properties.

LTC Properties is a real estate investment trust that invests primarily in long-term care through mortgage loans, facility lease transactions and other investments. The continued involvement in LTC Properties by some of the Company's executive officers and directors could divert management's attention from its day-to-day operations.

CONFLICTS OF INTEREST MAY ARISE IN INTERPRETATIONS OF INTERCOMPANY AGREEMENTS BETWEEN OUR COMPANY AND LTC PROPERTIES. The Company and LTC Properties entered into an intercompany agreement and an administrative services agreement on September 30, 1998. Because LTC Properties owned nonvoting common stock of the Company (representing approximately 99% of the outstanding shares of our common stock) at the time the agreements were entered into, such agreements were not negotiated at arms-length and may include terms which are not as favorable as would have been derived from arms-length negotiations. Moreover, because the Company's management is largely the same as LTC Properties' management, conflicts may arise with respect to the operation and effect of the intercompany agreements and relationships which could have an adverse effect on the Company if not properly resolved. More specifically, overlapping members of the board of directors and senior management of both companies may be presented with conflicts of interest with respect to matters affecting the Company and LTC Properties, such as the determination of which company may take advantage of potential business opportunities, decisions concerning the business focus of each company, potential competition between the business activities conducted, or sought to be conducted, by such companies, possible corporate transactions (such as acquisitions and leasing of facilities), and other strategic decisions affecting the future of such companies.

ITEM  2.   PROPERTIES

The following table sets forth certain information regarding the nursing facilities operated by the Company as of March 1, 2000:

                                   Licensed
       State           Number        Beds
-------------------- ----------- --------------
Florida                  2                 240
Georgia                  4                 362
Illinois(1)              3                 273
Iowa                     6                 448
Kansas(2)                5                 363
North Carolina           1                 100
Tennessee                1                 120
Texas                    8               1,328
Virginia                 2                 323
                     ----------- --------------
TOTAL(3)(4)              32              3,557
                     =========== ==============

-------------------------------------------------------------------------------
(1) One nursing facility with 96 beds is owned by the Company and is encumbered by non-recourse mortgage debt. As of December 31, 1999, the Company's gross carrying value and the outstanding principal on the mortgage debt was $1,571,000 and $1,567,000, respectively.
(2)   One facility with 84 beds is a rehabilitation hospital.
(3) One facility in Illinois with 96 beds is owner/operated, one facility in Kansas with 50 beds is leased from a non-affiliated party and the remaining 30 facilities are leased from LTC Properties. Leases on 19 of the facilities owned by LTC Properties expire in 2000. The terms of these leases will be renegotiated prior to their expiration; however, there can be no assurance that the leases will be renewed or that if renewed, the annual base rents will remain at the current level.
(4) At December 31, 1999, the Company operated two facilities in Florida, two facilities in Georgia, three facilities in Illinois, six facilities in Iowa, one facility in Kansas, one facility in North Carolina, one facility in Tennessee and two facilities in Virginia with a total of 1,839 licensed beds.

The following table sets forth certain information regarding properties owned by the Company and leased to third party operators as of March 1, 2000 (dollar amounts are as of December 31, 1999):

                                          Assisted Living
                Nursing Facilities           Facilities                         Average
                ----------------------- --------------------                     Months                      Currency
                             Licensed                                           Remaining        Gross        Annual
    State         Number       Beds       Number     Units    Encumbrances      in Lease        Carrying       Rent
                                                                                  Term           Value        Payments
--------------- ----------- ----------- ----------- -------- ---------------- -------------- -------------- --------------
Arizona             2              393      -             -      $13,841,000       37          $11,273,000     $1,623,000
N. Mexico           4              399      -             -       13,289,000       28           11,633,000      1,389,000
Ohio                -                -      4           186       17,100,000       220          23,250,000      2,093,000
                ----------- ----------- ----------- -------- ----------------                -------------- --------------
TOTAL               6              792      4           186      $44,230,000(1)                $46,156,000     $5,105,000
                =========== =========== =========== ======== ================                ============== ==============

(1) Encumbrances consist of non-recourse mortgages payable by the Company secured by first mortgages on the facilities.

The above tables do not include one nursing facility with 122 licensed beds in Texas that is currently closed. The Company's carrying value of this nursing facility is $3,290,000 and it is encumbered by mortgage debt of $1,727,000. The Company is currently making capital improvements to the property and intends to open and begin operating the nursing facility by December 31, 2000.

The leases on facilities owned by the Company and leased to third party operators generally have an initial term of ten to twelve years and provide for a fixed minimum base rent during the initial and renewal periods. Most of the leases provide for annual fixed rent increases or increases based on increases in consumer price indices over the term of the lease. In addition, certain of the Company's leases provide for additional rent through revenue participation (as defined in the lease agreement) in incremental revenues generated by the facilities, over a defined base period, effective at various times during the term of the lease. Each lease is a triple net lease which requires the lessee to pay additional charges including all taxes, insurance, assessments, maintenance and repair (capital and non-capital expenditures), and other costs necessary in the operation of the facility.

ITEM 3.           LEGAL PROCEEDINGS

From time to time, the Company is a party to various claims and lawsuits arising in the ordinary course of business which, in management's opinion, are not singularly or in the aggregate material to the Company's results of operations of financial position.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4a. EXECUTIVE OFFICERS

             NAME                 AGE                             POSITION
----------------------------     -----   ---------------------------------------
Andre C. Dimitriadis              59     Chairman, Chief Executive Officer and
                                         Director
James J. Pieczynski               37     President, Chief Financial Officer, and
                                         Director
Christopher T. Ishikawa           36     Executive Vice President and Chief
                                         Operating Officer
Julia L. Kopta                    50     Senior Vice President and General
                                         Counsel


Mr. Dimitriadis has served as the Chairman and Chief Executive Officer since its inception. He founded LTC Properties in 1992 and has served as its Chairman and Chief Executive Officer since its inception. Prior to that he was employed by Beverly Enterprises, Inc., an owner/operator of long-term care facilities, retirement living facilities and pharmacies, from October 1989 to May 1992, where he served as Executive Vice President and Chief Financial Officer. Mr. Dimitriadis is a member of the board of Magellan Health Services.

Mr. Pieczynski has served as President and Director since the Company's inception. He has also served as President and Director of LTC Properties since 1997 and Chief Financial Officer of LTC Properties since May 1994. From May 1994 to 1997, he also served as Senior Vice President of LTC Properties. He joined LTC Properties in December 1993 as Vice President and Treasurer. Prior to that, he was employed by American Medical International, Inc., an owner/operator of hospitals, from May 1990 to December 1993, where he served as Assistant Controller and Director of Development.

Mr. Ishikawa has served as Executive Vice President and Chief Operating Officer since 1999. From the Company's inception to 1999 he served as Senior Vice President and Chief Investment Officer. He has also served as LTC Properties Senior Vice President and Chief Investment Officer since 1997. Prior to that, he served as Vice President and Treasurer of LTC Properties since April 1995. Prior to joining LTC Properties, he was employed by MetroBank from December 1991 to March 1995, where he served as First Vice President and Controller.

Ms. Kopta has served as Senior Vice President and General Counsel of the Company and LTC Properties since January 1, 2000. Prior to that, she served as Special Counsel to the Chief Executive Officer of Coram Healthcare Corporation from September 1999 through November 1999. From October 1993 to October 1997, she served as Executive Vice President, General Counsel and Corporate Secretary of Transitional Hospital Corporation.

ITEM 5.           MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

(a) The Company's common stock is listed on the Pacific Exchange and began active trading on October 1, 1998. Set forth below are the high and low reported sale prices for the Company's common stock as reported on the Pacific Exchange.

                                                                                   PRICE PER SHARE
                                                                            HIGH                     LOW
                                                                            ----                     ---
      1999
      ----
         First Quarter                                                    $2.8125                   $1.50
         Second Quarter                                                    2.125                     1.8125
         Third Quarter                                                     2.1875                    1.50
         Fourth Quarter                                                    2.0625                    1.25

      1998
      ----
         Fourth Quarter                                                   $4.38                     $2.00

(b) As of December 31, 1999, there were approximately 689 stockholders of record of the Company's common stock.

(c) The Company has not paid cash dividends on its common stock since its inception. The Company intends to retain all available funds for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL INFORMATION

The following table summarizes the Company's results of operations for the year ended December 31, 1999 and for the period from inception (March 25, 1998) through December 31, 1998 and balance sheet information as of December 31, 1999 and 1998. At December 31, 1999, the Company operated 18 nursing facilities with a total of 1,839 licensed beds. The Company began operating these nursing facilities in September and October 1999. The following table of selected financial data should be read in conjunction with the Company's financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K (dollars in thousands except per share amounts).

                                                                                                       PERIOD FROM
                                                                                                     INCEPTION (MARCH
                                                                              YEAR ENDED              25, 1998) TO
                                                                           DECEMBER 31, 1999         DECEMBER 31, 1998
                                                                           --------------------   --------------------
  OPERATING INFORMATION:

  Revenues:
     Net patient revenues                                                          $   11,713              $       -
     Rental income                                                                      6,692                   2,172
     Interest and other income                                                          2,344                     692
                                                                                -------------            ------------
        Total revenues                                                                 20,749                   2,864

  Costs and Expenses:
     Salaries and benefits                                                              8,295                       -
     Supplies                                                                           1,217                       -
     Rent - LTC Properties                                                                779                       -
     Interest on mortgages payable                                                      4,014                   1,133
     Interest on line of credit - LTC Properties                                        1,514                     711
     Depreciation                                                                       1,885                     586
     Minority interest                                                                    343                      86
     Other operating and administrative                                                 6,434                     467
                                                                                -------------            ------------
        Total expenses                                                                 24,481                   2,983

  Loss before provision for income taxes                                               (3,732)                   (119)
     Provision for income taxes                                                             -                       -
                                                                                -------------            ------------
  Net Loss                                                                         $   (3,732)             $     (119)
                                                                                ==============           =============
  Weighted Average Shares Outstanding                                               2,696,691               3,184,832
                                                                                ==============           =============
  PER SHARE INFORMATION:
  Basic and diluted net loss                                                       $    (1.38)             $    (0.04)
                                                                                ==============           =============

  BALANCE SHEET INFORMATION:
                                                                              DECEMBER 31, 1999       DECEMBER 31, 1998
                                                                             --------------------    -------------------
  Total assets                                                                     $   66,374              $    77,244
  Total debt                                                                       $   53,861              $    63,055
  Total liabilities                                                                $   60,457              $    63,996
  Minority interest                                                                $    3,518              $     3,461
  Total stockholders' equity                                                       $    2,399              $     9,787

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE PERIOD FROM INCEPTION (MARCH 25,
1998) THROUGH DECEMBER 31, 1998

The Company was formed in March 1998, spun-off from LTC Properties on September 30, 1998 and commenced nursing operations on September 1, 1999; therefore, operating results for 1999 are not comparative with 1998. At December 31, 1999, the Company operated 18 nursing facilities with a total of 1,839 licensed beds and owned six nursing and four assisted living facilities that were leased to third party operators. At December 31, 1998, the Company owned seven nursing and six assisted living facilities that were leased to third party operators.

Total revenues for 1999 increased to $20,749,000 from $2,864,000 for 1998. Patient revenues from the commencement of operating nursing homes in September and October 1999 contributed $11,713,000 to the increase in total revenues. Increased rental income contributed $4,520,000 to the increase in total revenues. For the properties owned by the Company and leased to third party operators as of December 31, 1999, rental income for 1999 was $5,261,000 compared to $1,537,000 for 1998, accounting for approximately $3,724,000 of the increase in rental income. During 1999, the Company sold two assisted living facilities that were leased to a third party and terminated the lease on one nursing facility. Rental income related to these three properties for the portion of the year they were owned by the Company and leased to third parties in 1999 and 1998 was $1,431,000 and $635,000, respectively resulting in an increase in rental income of approximately $796,000. The increase in interest and other income is primarily due to an increase in interest and dividends on the Company's investments in debt and equity securities and a gain of approximately $591,000 recognized on the sale of the two assisted living facilities discussed above.

Salaries and benefits of $8,295,000 and supplies of $1,217,000 in 1999 relate to the commencement of operating nursing homes.

As of December 31, 1999, 17 of the facilities operated by the Company were leased from LTC Properties. The Company incurred rent expense of $779,000 under operating leases with LTC Properties.

The increase in interest on mortgage loans of $2,881,000 is due to the inclusion of interest expense for a full year in 1999 on mortgage loans assumed by the Company in connection with the spin-off from LTC Properties. Also contributing to the increase was the assumption of a mortgage loan in 1999 in connection with the acquisition of a nursing facility. Interest on the line of credit with LTC Properties increased due to outstanding borrowings under the line for a full year. The increase in interest on the line of credit with LTC Properties was largely mitigated by the repayment of borrowings with the proceeds from the sale of two assisted living facilities.

The increase of $1,299,000 in depreciation expense is primarily due to the inclusion of depreciation for a full year on properties transferred to the Company in September 1998 in connection with the spin-off from LTC Properties.

Corporate general and administrative and management advisory services are provided to the Company by LTC Properties under the terms of an administrative services agreement. The Company reimbursed LTC Properties $740,000 in 1999 and $350,000 in 1998 for services provided under the administrative services agreement. The administrative services fee is included in other operating and administrative expenses. The remaining increase in other operating and administrative costs in 1999 is the result of the commencement of nursing operations in 1999.

No benefit for income taxes was recorded in 1999 or 1998 since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carryforwards.

PERIOD FROM INCEPTION (MARCH 25, 1998) THROUGH DECEMBER 31, 1998

On August 18, 1998, LTC Properties transferred six assisted living facilities leased to a third party operator to the Company. Rental income from August 18, 1998 to December 31, 1998 on these properties was $1,317,000. On September 30, 1998, LTC Properties transferred seven nursing facilities to the Company. Rental income on these seven properties was $855,000 for the period from October 1, 1998 to December 31, 1998. Interest income on the Company's investment in debt securities was $475,000. Interest and other income also includes dividends on LTC Properties common stock totaling $133,000.

Mortgage interest expense includes $467,000 on a 7.27% mortgage loan of $17,400,000 obtained by the Company in August 1998 and interest of $666,000 on mortgage debt with a weighted average rate of 9.1% assumed by the Company in connection with the transfer of properties from LTC Properties discussed above. Interest expense of $711,000 on the unsecured line of credit from LTC Properties represents interest at 10% on the average borrowings under the unsecured credit line provided by LTC Properties.

Depreciation expense of $586,000 consists of depreciation from August 18, 1998 to December 31, 1998 on the assisted living facilities of $359,000 and depreciation of $227,000 from October 1, 1998 to December 31, 1998 on the seven nursing facilities transferred to the Company by LTC Properties.

General and administrative expenses were $467,000, the majority of which relates to a fee of $350,000 for services provided by LTC Properties under the administrative services agreement.

No benefit for income taxes was recorded since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

LTC Properties has provided the Company with a $20.0 million unsecured line of credit that bears interest at an annual rate of 10% and matures in 2008. As of December 31, 1999, the Company had borrowings outstanding under the unsecured line of credit of $6,337,000. As of December 31, 1999, the Company had borrowing capacity under the unsecured line of credit of $13,663,000.

Net cash used in operating activities for the year ended December 31, 1999 was $2,728,000. The use of cash in operating activities is largely attributable to the Company's commencement of nursing home operations in 1999 which resulted in an increase in net working capital at December 31, 1999.

Net cash provided by investing activities for the year ended December 31, 1999 was $15,406,000. During 1999, the Company sold 100% of the stock of one of its subsidiaries that owns two assisted living facilities leased to a third party operator to LTC Properties for a total purchase price of $16,050,000 which equaled the Company's cost basis in the properties.

Net cash used in financing activities for the year ended December 31, 1999 was $13,266,000. The proceeds of $16,050,000 from the sale of the two assisted living facilities were used towards the repayment of borrowings of $23,527,000 under the unsecured line of credit provided by LTC Properties. During 1999, the Company utilized borrowings under the line of credit of approximately $13,336,000 to repurchase shares of its common stock and to the fund the working capital requirements of the nursing homes operated by the Company.

The Company anticipates that cash flow from operations and borrowings under its line of credit will be adequate to meet its short-term liquidity requirements. The ability of the Company to satisfy its long term liquidity requirements will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business, economic and other factors beyond the Company's control. There can be no assurance that future healthcare legislation or other efforts by governmental and private payors to reduce healthcare costs will not have a material adverse effect on the Company's results of operations, liquidity and financial position. Currently, the Company has no external sources of financing and the Company has not received any commitment with respect to any funds needed in the future. The Company expects to be able to access capital markets or to seek other financing, but there can be no assurance that it will be able to do so at all or in amounts or on terms acceptable to the Company.

YEAR 2000

In the prior year, the Company implemented a plan to become Year 2000 ready. In late 1999, the Company completed the remediation and testing of its systems. As a result of its planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and it believes its systems successfully responded to the Year 2000 date change. The Company is not aware of any significant adverse effects on its facility managers, third party payors or vendors resulting from the Year 2000 date change. The Company will continue to monitor its mission critical computer applications and those of its third party payors and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Readers are cautioned that statements contained in this section are "Quantitative and Qualitative Disclosures About Market Risk" are forward looking and should be read in conjunction with the disclosure under the heading "Statement Regarding Forward Looking Disclosure" set forth above.

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

All of the Company's investments in debt securities and secured mortgage loans payable at December 31, 1999 have fixed interest rates. Changes in interest rates generally impact the fair value, but not future earnings or cash flows of investments in debt and equity securities and fixed rate debt.

At December 31, 1999, based on prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans payable was approximately $38,484,000. A 1% increase in such rates would decrease the fair value of our mortgage loans payable by approximately $1,857,000 while a 1% decrease in such rates would increase their estimated fair value by approximately $2,007,000. The carrying value and weighted average interest rate for mortgage loans payable was $47,524,000 and 8.5%, respectively at December 31, 1999.

At December 31, 1999, based on quoted market values, interest rates for comparable securities and estimates made by management, the fair value of the Company's investment in debt and equity securities was $8,604,000. The Company does not believe that the future market rate risks associated with its investments in debt and equity securities will have a material impact on the Company or its future operations.

ITEM 8.           FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----

Report of Ernst & Young LLP, Independent Auditors ..................................................... 22

Consolidated Balance Sheets as of December 31, 1999 and 1998 .......................................... 23

Consolidated Statements of Operations for the year ended December 31, 1999 and for the period from inception (March 25, 1998) to December 31, 1998................................ 24

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the
year ended December 31, 1999 and for the period from inception
(March 25, 1998) to December 31, 1998.................................................................. 25

Consolidated Statements of Cash Flows for the year ended December 31, 1999 and for the period from inception (March 25, 1998) to December 31, 1998................................ 26

Notes to Consolidated Financial Statements ............................................................ 27


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
LTC Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of LTC Healthcare, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 and for the period from inception (March 25, 1998) to December 31, 1998. Our audit also included the financial statement schedule listed at Item 14(d). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Healthcare, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the year ended December 31, 1999 and for the period from inception (March 25, 1998) to December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                         /s/ ERNST & YOUNG LLP

Los Angeles, California
March 17, 2000

                              LTC HEALTHCARE, INC.

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)


                                                                                              DECEMBER 31,
                                                                               ------------------------------------------
                                                                                      1999                   1998
                                                                               --------------------      ----------------

                                                            ASSETS

Current Assets:
  Cash and cash equivalents                                                                $   424                $ 1,012
  Accounts receivable, net of allowance for doubtful
     accounts: 1999 - $313                                                                   6,131                      -
  Prepaid expenses and other current assets                                                    815                    734
                                                                               --------------------      ----------------
         Total current assets                                                                7,370                  1,746

Property and Equipment:
  Buildings, improvements and equipment                                                     48,928                 61,376
  Land                                                                                       2,246                  3,806
  Accumulated depreciation                                                                  (5,580)                (4,306)
                                                                               --------------------      ----------------
         Property and equipment, net                                                        45,594                 60,876

Other Assets:
  Equity securities                                                                          1,703                  3,632
  Debt securities                                                                           11,013                 10,886
  Other assets                                                                                 694                    104
                                                                               --------------------      ----------------
         Total other assets                                                                 13,410                 14,622
                                                                               --------------------      ----------------
    Total assets                                                                           $66,374                $77,244
                                                                               ====================      ================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                                                                         $ 1,549               $      -
  Accrued salaries and benefits                                                              1,272                      -
  Current portion of mortgage loans payable                                                    626                    571
  Other accrued liabilities                                                                  3,775                    941
                                                                               --------------------      ----------------
         Total current liabilities                                                           7,222                  1,512

Mortgage Loans Payable                                                                      46,898                 45,956
Line of Credit from LTC Properties                                                           6,337                 16,528
Minority Interest                                                                            3,518                  3,461
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock $0.01 par value; 10,000,000 shares authorized                                  -                      -
  Common stock $0.01 par value; 40,000,000 shares authorized;
     shares issued: 1999 - 3,335,882; 1998 - 3,335,882                                          33                     33
  Capital in excess of par value                                                            10,224                 10,224
  Treasury stock: shares 1999 - 881,556; 1998 - 151,050                                     (2,112)                  (384)
  Accumulated deficit                                                                       (3,851)                  (119)
  Accumulated comprehensive income (loss)                                                   (1,895)                    33
                                                                               --------------------      ----------------
         Total stockholders' equity                                                          2,399                  9,787
                                                                               --------------------      ----------------
    Total liabilities and stockholders' equity                                             $66,374               $77,244
                                                                               ====================      ================

                             See accompanying notes

                              LTC HEALTHCARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share amounts)

                                                                                                    PERIOD FROM INCEPTION
                                                                                  YEAR ENDED         (MARCH 25, 1998) TO
                                                                              DECEMBER 31, 1999       DECEMBER 31, 1998
                                                                             --------------------   ----------------------
Revenues:
  Net patient revenues                                                                    $11,713                   $    -
  Rental income                                                                             6,692                    2,172
  Interest and other income                                                                 2,344                      692
                                                                             --------------------   ----------------------
         Total revenues                                                                    20,749                    2,864

Costs and Expenses:
  Salaries and benefits                                                                     8,295                        -
  Supplies                                                                                  1,217                        -
  Rent - LTC Properties, Inc.                                                                 779                        -
  Interest on mortgages payable                                                             4,014                    1,133
  Interest expense on line of credit from LTC Properties, Inc.                              1,514                      711
  Depreciation                                                                              1,885                      586
  Minority interest                                                                           343                       86
  Other operating and administrative                                                        6,434                      467
                                                                             --------------------   ----------------------
          Total expenses                                                                   24,481                    2,983

Loss before provision for income taxes                                                     (3,732)                    (119)
Provision for income taxes                                                                      -                        -
                                                                             --------------------   ----------------------
Net loss                                                                                  $(3,732)                  $ (119)
                                                                             ====================   =======================
Net Loss Per Common Share:

  Basic and diluted net loss per share                                                    $ (1.38)                  $(0.04)
                                                                             =====================  =======================

                             See accompanying notes

                              LTC HEALTHCARE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (In thousands)

                                                     CAPITAL IN                                     ACCUMULATED
                                          COMMON      EXCESS OF       TREASURY     ACCUMULATED     COMPREHENSIVE
                                           STOCK        PAR            STOCK        DEFICIT         INCOME (LOSS)         TOTAL
                                          ---------   -----------  -----------     -----------       -------------     -----------

Contribution of net assets from LTC
  Properties                                    $33      $10,224     $     -         $      -          $     -          $ 10,257
Repurchase of 138,600 shares                      -            -        (384)               -                -              (384)
Unrealized gains on available-for-sale
  securities                                      -            -           -                -               33                33
Net loss                                          -            -           -             (119)               -              (119)
                                                                                                                       -----------
Comprehensive loss                                -            -           -                -                -               (86)
                                         ----------   ----------   -----------     -----------       -------------     -----------
Balance - December 31, 1998                      33       10,224        (384)            (119)               33            9,787

Repurchase of 730,506 shares                      -            -      (1,728)               -                 -           (1,728)
Unrealized loss on available-for-sale
  securities                                      -            -           -                -            (1,928)          (1,928)
Net loss                                          -            -           -           (3,732)                -           (3,732)
                                                                                                                       -----------
Comprehensive loss                                -            -           -                -                 -           (5,660)
                                          ---------   -----------  -----------     -----------       -------------     -----------
Balance - December 31, 1999                     $33       $10,224    $(2,112)         $(3,851)          $(1,895)        $  2,399
                                          =========   ===========  ===========     ===========       =============     ===========



                                                     See accompanying notes

                              LTC HEALTHCARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                                              PERIOD FROM INCEPTION
                                                                                            YEAR ENDED         (MARCH 25, 1998) TO
                                                                                        DECEMBER 31, 1999       DECEMBER 31, 1998
                                                                                        --------------------   ---------------------
OPERATING ACTIVITIES:
  Net loss                                                                                          $ (3,732)              $   (119)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
    Depreciation                                                                                       1,885                    586
    Other non-cash items                                                                                 197                   (117)
  Increase in accounts receivable, net                                                                (6,131)                      -
  Increase in prepaid expenses and other assets                                                         (565)                  (473)
  Increase in accounts payable                                                                         1,549                      -
  Increase in accrued salaries and benefits                                                            1,272                      -
  Increase in accrued expenses and other liabilities                                                   2,797                    679
                                                                                        ---------------------  ---------------------
            Net cash provided by (used in) operating activities                                       (2,728)                   556
INVESTING ACTIVITIES:
  Investment in equity securities                                                                          -                 (3,308)
  Investment in convertible subordinated debentures                                                        -                (10,660)
  Proceeds from sale of property and equipment                                                        16,050                      -
  Other                                                                                                 (644)                   388
                                                                                        ---------------------  ---------------------
            Net cash provided by (used in) investing activities                                       15,406                (13,580)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                                                              -                  2,001
  Advances under line of credit from LTC Properties                                                   13,336                 12,800
  Payments on line of credit from LTC Properties                                                     (23,527)               (17,668)
  Mortgage loan borrowings                                                                                 -                 17,400
  Principal payments on mortgage loans payable                                                          (574)                  (136)
  Repurchase of common stock                                                                          (1,728)                  (384)
  Other                                                                                                 (773)                    23
                                                                                        ---------------------  ---------------------
            Net cash provided by (used in) financing activities                                      (13,266)                14,036
                                                                                        ---------------------  ---------------------
         Increase (decrease) in cash and cash equivalents                                               (588)                 1,012
Cash and cash equivalents, beginning of year                                                           1,012                      -
                                                                                        ---------------------  ---------------------
Cash and cash equivalents, end of year                                                              $    424              $   1,012
                                                                                        ====================   =====================

Supplemental disclosure of cash flow information:
        Interest paid                                                                               $  5,309              $   1,536

Non-cash investing and financing activities:
        Assumption of mortgage loan relating to acquisition of property and                         $  1,571              $       -
equipment
        Non-cash distribution of net assets from LTC Properties Inc.                                       -                 10,224


                             See accompanying notes

                              LTC HEALTHCARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY

LTC Healthcare, Inc. (the "Company"), a Nevada corporation, was incorporated on March 20, 1998 and began operations on March 25, 1998. The Company was originally a preferred stock subsidiary of LTC Properties, Inc. ("LTC Properties"), a real estate investment trust. On September 30, 1998, concurrently with the conversion of all shares of Company non-voting common stock held by LTC Properties into voting common stock of the Company, LTC Properties completed the spin-off of Company common stock through a taxable dividend to holders of LTC Properties common stock, convertible subordinated debentures and Series C Preferred Stock (the "Distribution"). Upon completion of the Distribution, the Company began operating as a separate public company. See "Note 3.--Transactions with LTC Properties" for additional information.

The principal business of the Company is providing long-term healthcare services through the operation of nursing facilities. At December 31, 1999, the Company operated 18 nursing facilities with 1,839 licensed beds. The facilities operated by the Company are located in eight states (Florida, Georgia, Illinois, Iowa, Kansas, North Carolina, Tennessee and Virginia) and are collectively referred to herein as nursing facilities. In addition to the operation of nursing facilities, as of December 31, 1999, the Company owned six nursing facilities and four assisted living facilities that were leased to third party operators under triple net leases.

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

CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist of highly liquid investments with an initial maturity of three months or less and are stated at cost which approximates market.

OTHER ACCRUED LIABILITIES. A summary of other accrued liabilities at December 31 follows (in thousands):

                                                     1999               1998
                                            -------------         ----------
Accrued interest                              $       527          $     308
Due to prior operators                              1,350                  -
Other                                               1,898                633
                                            -------------         ----------
                                              $     3,775          $     941
                                            =============         ===========

REAL ESTATE. Real estate assets transferred to the Company from LTC Properties are recorded at LTC Properties' historical cost and real estate assets acquired by the Company are recorded at the Company's cost. Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount. Impairment losses are measured as the amount by which the carrying amount of the real estate exceeds the fair value. Management assesses the recoverability of the

                             LTC HEALTHCARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


carrying value of its assets on a property by property basis. Based on management's review, no real estate assets were deemed to be impaired in 1999 or 1998.

Depreciation is provided on a straight-line basis over the estimated useful lives of 7 years for equipment and 35 years for buildings.

INVESTMENTS IN DEBT AND EQUITY SECURITIES. Investments in debt securities are accounted for at amortized cost as held-to-maturity securities and equity securities are accounted for at fair value as available-for-sale securities. Unrealized holding gains and losses resulting from changes in the fair value of available-for-sale securities are reported as a separate component of stockholders' equity and comprehensive loss.

REVENUE RECOGNITION. Net patient revenues are derived primarily from providing long-term care services. Approximately 40.6% and 6.5% of the Company's revenues for 1999 were derived from services provided under the Medicaid and Medicare programs, respectively. The Company accrues for patient revenues at standard charges, adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements, when services are provided. Base rental revenue is recognized using the straight-line method by averaging annual minimum rents over the terms of the leases. Contingent rental income, which is generated by a percentage of increased revenue over a specified base period revenue of the long-term care facilities, is recognized as earned.

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations. Compliance with such laws and regulations is subject to government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

INSURANCE. The Company has purchased traditional indemnity insurance for its general, professional, and auto liabilities and has purchased occurrence based insurance for its workers compensation liabilities. The Company has purchased traditional indemnity property insurance for the nursing facilities it operates. The facilities owned by the Company that are leased to third party operators are leased under triple net leases which require the lessee to provide for the payment of all insurance.

INCOME TAXES. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases and book bases of assets and liabilities at each year end based on enacted laws and statutory tax rates applicable to the years in which the differences are expected to effect taxable income.

EARNINGS (LOSS) PER SHARE. The Company had no dilutive securities for the period ended December 31, 1999 or 1998. Weighted average shares outstanding for 1999 and 1998 were 2,696,691 and 3,184,832, respectively.

STOCK-BASED COMPENSATION. The Company has adopted the disclosure requirements of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" but accounts for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25.

                             LTC HEALTHCARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INDUSTRY SEGMENTS. The Company has one operating segment, nursing operations. Nursing operations include revenues generated by providing long-term healthcare services in nursing facilities operated by the Company and rental income generated by leasing long-term care facilities owned by the Company to third party operators. The Company commenced operating nursing facilities on September 1, 1999. Prior to September 1, 1999, the Company's revenues consisted primarily of rental income from the ownership of long-term care facilities leased to third party operators.

CONCENTRATION OF CREDIT RISKS. For the year ended December 31, 1999, rental income under operating leases with Sun Healthcare Group, Inc., through a wholly-owned subsidiary, ("Sun") and Sunrise Assisted Living, Inc., ("Sunrise") accounted for approximately 11% and 16% of the Company's total revenues, respectively. For the period from inception to December 31, 1998, rental income under operating leases with Sun and Sunrise accounted for approximately 20% and 46% of the Company's total revenues, respectively. In October 1999, Sun filed for Chapter 11 bankruptcy protection. As of December 31, 1999, all rent payments due from Sun were current.

As of December 31, 1999 and 1998, the Company's investment of $8,500,000 in Regent Assisted Living, Inc. ("Regent") convertible subordinated debentures represented 13% and 11%, respectively, of the Company's total assets.

The Company has significant accounts receivable whose collectibility or realizability is dependent upon the performance of certain government programs, primarily Medicare and Medicaid.

The Company's financial position, results of operations and liquidity could be adversely affected by financial difficulties experienced by Sun, Sunrise or Regent, including bankruptcy, insolvency or general downturn in business, or in the event Sun, or Sunrise does not renew and/or extend its leases with the Company as they expire. The Company does not believe there are significant credit risks associated with the government programs. The Company believes that an adequate provision has been made for the possibility of accounts receivable proving uncollectible and continually monitors and adjusts these reserves as necessary.

The following table, which is not covered by the Report of Independent Auditors on page 22, contains summary information for Sun, Sunrise and Regent that was extracted from public reports on file with the Securities and Exchange Commission. Sun, Sunrise and Regent are publicly traded companies, and as such are subject to the filing requirements of the Securities and Exchange Commission.


                                                                                        Nine Months Ended September 30,
                                                     September 30,   December 31,       -------------------------------
                                                         1999            1998                1999           1998
                                                     -------------   ------------        ------------      ------------
                                                                             (in thousands)
SUN
  Total assets                                           $1,647,871     $2,468,038                 N/A            N/A
  Total debt                                              1,662,382      1,625,656                 N/A            N/A
  Total stockholders' equity (deficit)                     (890,114)        33,759                 N/A            N/A
  Total revenues                                                N/A            N/A          $1,903,525     $2,308,290
  Income (loss) before taxes and extraordinary                  N/A            N/A            (923,890)        31,134
    items
  Net income (loss)                                             N/A            N/A            (938,601)         7,990

                          LTC HEALTHCARE, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                         Nine Months Ended September 30,
                                                     September 30,   December 31,        -------------------------------
                                                         1999            1998                1999           1998
                                                     -------------   ------------        -----------      --------------
                                                                             (in thousands)
SUNRISE
  Total assets                                         $1,038,914      $ 683,411                 N/A            N/A
  Total debt                                              633,382        428,326                 N/A            N/A
  Total stockholders' equity                              323,828        227,655                 N/A            N/A
  Total revenues                                              N/A            N/A            $181,035       $121,518
  Income before taxes                                         N/A            N/A              22,364         14,895
  Net income                                                  N/A            N/A              16,353         14,895

REGENT
  Total assets                                           $ 67,092       $ 66,274                 N/A            N/A
  Total debt                                               44,736         49,989                 N/A            N/A
  Total stockholders' equity                               (1,885)         4,255                 N/A            N/A
  Total revenues                                              N/A            N/A            $ 39,169       $ 19,868
  Loss before taxes                                           N/A            N/A              (5,690)        (8,617)
  Net loss                                                    N/A            N/A              (6,140)        (9,067)

3.   TRANSACTIONS WITH LTC PROPERTIES

During the period from inception (March 25, 1998) to September 30, 1998, LTC Properties acquired 4,002 shares of the Company's non-voting common stock for $2,001,000. In addition, the Company acquired equity investments with a book value of $788,000, 13 real estate properties with a gross book value of $65,182,000 (net book value of $61,462,000) that were encumbered by $29,263,000 of mortgage debt on seven of the properties and a minority interest liability of $3,461,000, and other related assets and liabilities with a book value of $93,000 from LTC Properties in exchange for a combination of 36,000 shares of Company non-voting common stock and borrowings of $21,396,000 by the Company under an unsecured line of credit provided by LTC Properties. Subsequent to the acquisition of the above assets and liabilities, the Company obtained mortgage financing of $17,400,000 from a third-party lender on four of the unencumbered properties. The Company utilized proceeds from the mortgage debt and cash on hand to repay borrowings of $17,668,000 under the unsecured line of credit provided by LTC Properties.

On September 30, 1998, the 40,002 shares of Company non-voting common stock held by LTC Properties were converted into 3,335,882 shares of Company voting common stock. Concurrently, LTC Properties completed the spin-off of all Company voting common stock through a taxable dividend distribution to the holders of LTC Properties common stock, Cumulative Convertible Series C Preferred Stock ("Series C Preferred Stock") and Convertible Subordinated Debentures (the "Debentures").

Upon completion of the spin-off, the Company began operating as a separate public company. As of December 31, 1999, LTC Properties owned 239,900 shares or 9.8% of the Company's outstanding common stock.

For book purposes, the net assets and liabilities transferred to the Company by LTC Properties were transferred at LTC Properties' book value of approximately $10,224,000. The spin-off was a taxable dividend distribution by LTC Properties and accordingly, for tax purposes, the net assets and liabilities were transferred at their net fair market value of approximately $15,650,000 ($4.69 per share of Company common stock) (unaudited).

                          LTC HEALTHCARE, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


LTC Properties has provided the Company with a $20.0 million unsecured line of credit that bears interest at 10% and matures in March 2008. As of December 31, 1999 and 1998, $6,337,000 and $16,528,000, respectively, was outstanding under the line of credit. As of December 31, 1999 and 1998, the Company owned 194,100 shares of LTC Properties common stock. See "Note 6.--Debt and Equity Securities".

During 1999 and 1998, the Company recorded interest expense related to the unsecured line of credit of $1,514,000 and $711,000, respectively.

The Company and LTC Properties entered into an administrative services agreement under which LTC Properties will provide management and administrative services to the Company. In exchange for those services, the Company is required to pay LTC Properties 25% of the aggregate amount of all wages, salaries, bonuses and rent for its corporate offices paid by LTC Properties each month. The administrative services agreement expires in September 2006 but may be terminated either by LTC Properties or the Company at any time upon 30 days prior written notice. During 1999 and 1998, the Company reimbursed LTC Properties $740,000 and $350,000, respectively for administrative and management advisory services as provided for under the administrative services agreement. The administrative services fee is included in other operating and administrative expenses.

During 1999, the Company sold 100% of the stock of a subsidiary that owns two assisted living facilities leased to a third-party operator to LTC Properties for total proceeds of $16,050,000 which equaled the Company's cost basis in the properties. A gain of approximately $591,000 on the sale is included in interest and other income in the accompanying statement of operations. The Company used the proceeds to repay borrowings under the unsecured line of credit provided by LTC Properties.

As of December 31,1999, the Company leased 17 nursing facilities with 1,743 licensed beds from LTC Properties. During 1999, the Company recorded rental expense of approximately $779,000 on properties leased from LTC Properties. Also, as of December 31, 1999, the Company had mortgage loans secured by eight nursing facilities with total outstanding principal of $30,424,000 and a weighted average interest rate of 9.18% payable to LTC Properties' REMIC pools. One of the nursing facilities securing the mortgage loans payable to LTC Properties REMIC pools is operated by the Company, one nursing facility is currently closed and will be opened and operated by the Company upon the completion of capital improvements, and the remaining six nursing facilities are leased to third party operators. Effective January 1, 2000, the Company began operating an additional 13 facilities with 1,668 licensed beds that are owned by LTC Properties. Leases on 19 of the facilities owned by LTC Properties and operated by the Company will expire in 2000 and the remaining 11 lease expirations range from 2004 to 2013. The terms of these leases will be renegotiated prior to their expiration; however, there can be no assurance that the leases will be renewed or that if renewed, the annual base rents will remain at the current level.

4.   NURSING HOME OPERATIONS

On August 20, 1999 the Company acquired Generations Management Services, Inc. ("Generations"), a nursing facility management company for $450,000. In connection with the acquisition, the Company recorded goodwill of approximately $398,000. For the period from August 20, 1999 to December 31, 1999, Generations managed the operations of nine nursing facilities for a third party provider of long-term care. Effective January 1, 2000, the Company began operating eight of these facilities pursuant to a management agreement and the management agreement on the remaining facility was terminated. Accordingly, the Company expensed the goodwill recorded for the acquisition of Generations. The Company anticipates that the management agreement, under which the eight facilities discussed above are operated, will

                          LTC HEALTHCARE, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


expire during 2000 and that the Company will begin leasing the facilities directly from LTC Properties.

On September 1, 1999 the Company entered into operating leases with LTC Properties and began operating six nursing facilities and in October 1999, the Company began operating 12 additional nursing facilities. Eleven of the nursing facilities the Company began operating in October 1999 are leased from LTC Properties and the remaining facility was acquired by the Company. The Company entered into a management agreement with two third party operators of long-term care facilities for the management of the 12 facilities discussed above. Effective February 29, 2000, the management agreement with one of the third party operators was terminated and the Company began managing nine of the facilities.

On January 1, 2000, the Company began operating 13 facilities (including the eight facilities discussed above that the Company previously managed for a third party operator) that are leased from LTC Properties, and effective February 1, 2000, the Company began operating one facility that is leased from a third party. As a result, as of March 1, 2000 the Company operates 32 nursing facilities with 3,557 licensed beds.

5.   REAL ESTATE INVESTMENTS

During 1999, the Company acquired one nursing facility with 96 licensed beds in Illinois for a purchase price of $1,571,000. The purchase price equaled the amount of the mortgage debt secured by the property that was assumed by the Company. Also, during 1999, the Company sold 100% of the stock of a subsidiary that owns two assisted living facilities to LTC Properties for total proceeds of $16,050,000 which equaled the Company's cost basis in the properties. As a result of the above transactions, as of December 31, 1999, the Company owned eight nursing facilities with 1,010 licensed beds and four assisted living facilities with 186 units. Six nursing facilities with 792 licensed beds and the four assisted living facilities are leased to third party operators under triple net leases. One nursing facility with 96 licensed beds is operated by the Company and the remaining nursing facility with 122 licensed beds is currently closed. The Company is currently making capital improvements to the closed facility and intends to open and begin operating the facility by December 31, 2000.

Long-term facilities that are leased under operating leases to third parties generally have an initial term of ten to twelve years. Many of the leases contain renewal options and some contain options that permit the operators to purchase the facilities. The leases provide for a fixed minimum base rent during the initial and renewal periods and certain of the leases provide for annual fixed rent increases or increases based on increases in consumer price indices over the term of the lease. In addition, certain of the Company's leases provide for additional rent through revenue participation (as defined on the lease agreement) in incremental revenues generated by the facilities, over a defined base period, effective at various times during the term of the lease. Each lease is a triple net lease that requires the lessee to provide for the payment of all taxes, insurance, maintenance and repair (capital and non-capital expenditures), and other costs necessary in the operation of the facility.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases are: $5,105,000, $4,895,000, $4,526,000, $2,407,000, $2,093,000
and $27,900,000 for the years ending December 31, 2000, 2001, 2002, 2003, 2004 and thereafter.

                          LTC HEALTHCARE, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  DEBT AND EQUITY SECURITIES

During 1998, the Company purchased $8,500,000 principal amount of convertible subordinated debentures from Regent (the "Regent Debentures"). The Regent Debentures mature on March 31, 2008 and bear interest at 7.5%. At December 31, 1998, the Regent Debentures were convertible into Regent common stock at $7.50 per share. During 1999, Regent's common stock was de-listed from the NASDAQ and the conversion price was reduced to $6.75 per share. Regent can require conversion of the Regent Debentures at such time as the Regent common stock trades at $12.00 per share or more for 30 consecutive days. As of December 31, 1999, based on management's estimates, the fair value of the Regent Debentures was approximately $5,100,000. As of December 1998, the purchase price of $8,500,000 approximated the fair value of the Regent Debentures.

During October 1998, the Company purchased $3,000,000 principal amount of Assisted Living Concepts, Inc. ("ALC") 5.625% convertible subordinated debentures due 2003 for approximately $2,160,000. As of December 31, 1999 and 1998, the fair value of the ALC convertible debentures, based on quoted market prices, was approximately $1,800,000 and $2,386,000, respectively.

During 1998, the Company purchased for investment purposes, 194,100 shares of LTC Properties common stock for an aggregate cost of approximately $3,308,000. At December 31 1999 and 1998, the Company's investment in LTC Properties common stock was recorded at its fair value of $1,638,000 and $3,227,000, respectively, in the accompanying balance sheets. Unrealized holding losses on changes in the fair value of the Company's investment in LTC Properties common stock of $1,589,000 and $81,000 are included in comprehensive loss for 1999 and 1998, respectively.

During 1998, LTC Properties transferred equity investments consisting of 69,000 shares of Regent common stock and 30,847 shares of ALC common stock to the Company. Subsequently during 1998, the Company sold its investment in Regent common stock for total proceeds of approximately $388,000 and recognized a gain of approximately $86,000. As of December 31, 1999 and 1998 the ALC common stock was recorded at its fair value of $66,000 and $405,000, respectively. Unrealized holding losses on changes in the fair value of the Company's investment in ALC common stock of $339,000 and $81,000 are included in comprehensive income for 1999 and 1998, respectively.

7.   LONG-TERM DEBT

LTC Properties has provided the Company with a $20.0 million unsecured line of credit that bears interest at 10% and matures in March 2008. As of December 31, 1999 and 1998, $6,337,000 and $16,528,000, respectively, was outstanding under the line of credit.

In connection with the transfer of seven real estate properties from LTC Properties to the Company in 1998, the Company assumed non-recourse mortgage loans totaling $29,263,000 that are payable to REMIC pools originated by LTC Properties. In August 1998, the Company obtained mortgage financing of $17,400,000 from a third-party lender on four of the unencumbered properties transferred from LTC Properties. During 1999, the Company acquired one nursing facility subject to existing non-recourse mortgage debt of $1,571,000 that is also payable to a REMIC pool originated by LTC Properties. The Company has agreed not to prepay any of the mortgage loans payable to REMIC pools originated by LTC Properties.

                          LTC HEALTHCARE, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At December 31, 1999 and 1998, the Company had total outstanding mortgage loans of $47,524,000 and $46,527,000, respectively, with a weighted average interest rate of 8.5% and 8.4%, respectively. At December 31, 1999 and 1998, based on prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans payable was approximately $38,484,000 and $39,285,000, respectively.

Aggregate scheduled principal payments for the mortgage loans payable as of December 31, 1999 are $626,000, $685,000, $4,000,000, $768,000, $2,339,000, and
$39,106,000 in 2000, 2001, 2002, 2003, 2004 and thereafter.

8.  COMMITMENTS AND CONTINGENCIES

The future minimum rental commitments payable to LTC Properties required by all non-cancelable operating leases with original or remaining terms in excess of one year as of December 31, 1999 are $116,000, $116,000, $116,000, $116,000 and
$45,000 for 2000, 2001, 2002, 2003 and 2004.

The Company is not party to any legal proceedings which, in the opinion of management, would have a material adverse affect on the Company's financial position, results of operations or liquidity.

9.  STOCKHOLDERS' EQUITY

INITIAL CAPITALIZATION. On March 25, 1998, LTC Properties acquired 2 shares of non-voting common stock for $1,000. LTC Properties acquired an additional 4,000 shares of non-voting common stock for $2,000,000 and 36,000 shares of non-voting common stock in exchange for the contribution of certain assets and liabilities.

On September 30, 1998, 40,002 shares of Company non-voting common stock held by LTC Properties were converted into 3,335,882 shares of Company voting common stock. On September 30, 1998, the date of the spin-off, the Company owned 124,500 shares of LTC Properties common stock and as a result of the spin-off, received 12,450 shares of treasury stock.

REPURCHASE OF COMMON STOCK. During 1999 and 1998, the Company repurchased 730,506 and 138,600 shares, respectively, of its common stock in the open market for an aggregate purchase price of $1,728,000 and $384,000, respectively.

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

                          LTC HEALTHCARE, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes nonqualified stock option activity 1999 and 1998:

                                                             Year Ended                Period from Inception (March
                                                          December 31, 1999           25, 1998) to December 31, 1998
                                                 ----------------------------------  --------------------------------
                                                                       Weighted                          Weighted
                                                      Shares          Average Price        Shares       Average Price
                                                 ----------------   ---------------  --------------   ---------------
Outstanding, beginning of period                          296,000            $ 2.50               -            $    -
     Granted                                               63,000              2.50         296,000              2.50
     Canceled                                             (81,000)             2.50               -                  -
                                                   ---------------                     ------------
Outstanding, end of period                                278,000            $ 2.50         296,000            $ 2.50
                                                   ===============                     ============
Exercisable, December 31                                   78,337            $ 2.50               -            $    -
                                                   ===============                     ============

Available for Grant, December 31                          222,000                           204,000
                                                   ===============                     ============

All options have a ten year life and vest equally over three to five years from the original date of grant based on continued employment as of each respective vesting date. Unexercised options expire seven years after the date of vesting.

The fair value of options granted during 1999 and 1998 were estimated using the Black-Scholes valuation model with the following assumptions as of the grant date for options granted in 1999 and 1998, respectively: (i) weighted average option life expectancy of six years and five years; (ii) volatility factor of the expected market price of the Company's common stock of 1.104 and 1.559; and
(iii) a risk free interest rate of 6.0% and 4.7%. Based on the above assumptions, the weighted average estimated fair value of options granted in 1999 and 1998 was $1.75 and $2.32 per share, respectively. As of December 31, 1999 and 1998 the average remaining contractual life of the outstanding options was 8.9 and 9.8 years. Had compensation cost been recorded under the provisions of SFAS No. 123, pro forma net loss would have been $3,913,000 and $157,000 for 1999 and 1998, respectively, and pro forma basic and diluted loss per share would have been $1.45 and $0.05 per share for 1999 and 1998, respectively.

10.  INCOME TAXES

For federal and state income tax purposes, the Company recorded the assets and liabilities transferred from LTC Properties at the net fair market value which was approximately $5,426,000 higher than their net book value at the date of transfer (unaudited). The excess of fair market value over book value was recorded as a deferred tax asset.

At December 31, 1999 the Company had, for federal income tax purposes, net operating loss carryforwards of $4,234,000 (expiring in 2018 and 2019).

SFAS No. 109 requires the reduction of the deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. Sufficient taxable income must be generated in future years to realize the tax benefit associated with the net deferred tax asset. The Company believes that sufficient doubt exists as to whether future taxable income will be sufficient to realize such tax benefits and, accordingly, a valuation allowance was established against the deferred tax asset. For the year ended December 31, 1999 and 1998, the Company recorded a valuation allowance of $1,415,000 and $41,000.

                          LTC HEALTHCARE, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The reconciliation between the statutory provision for income taxes and the actual provision for income taxes is shown as follows:

                                                                             1999                         1998
                                                                         -----------                   ---------
         Income tax (benefit) at federal statutory rate                  $(1,269,000)                  $ (41,000)
         State income tax (benefit), net of federal benefit                 (146,000)                     (5,000)
         Valuation allowance                                              (1,415,000)                     41,000
         Other                                                                     -                       5,000
                                                                         -----------                   ---------
         Provision for income taxes                                      $         -                   $       -
                                                                         ===========                   =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the Company's deferred tax assets and liabilities are as follows:

                                                                            1999                         1998
                                                                         -----------                   ---------
         Deferred tax assets:
            Partnership and other income                                 $   193,000                   $  47,000
            Federal benefit of state deferred tax                              9,000                       7,000
            Allowance for bad debt                                           126,000                           -
            NOL carryforward                                               1,766,000                     144,000
                                                                         -----------                   ---------
         Total Deferred Tax Asset                                          2,094,000                     198,000
                                                                         -----------                   ---------

         Deferred tax liabilities:
            Depreciation                                                    (353,000)                    (96,000)
            Accrued Expenses                                                (163,000)                    (52,000)
            Other                                                           (122,000)                     (9,000)
                                                                         -----------                   ---------
                 Total deferred tax liabilities                             (638,000)                   (157,000)
                                                                         -----------                   ---------

         Net deferred tax assets before valuation allowance                1,456,000                      41,000
         Valuation allowance                                              (1,456,000)                    (41,000)
                                                                         -----------                   ---------
         Net deferred tax asset                                          $         -                   $       -
                                                                         ===========                   =========

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                Quarter ended
                                                        -------------------------------------------------------------
                                                        March 31        June 30        September 30       December 31
                                                        --------        -------        ------------       -----------
                                                              (dollars in thousands, except per share amounts)
1999
----
Revenues                                                   $2,114        $2,123            $3,298            $12,623
Net Loss                                                   $ (142)       $ (268)           $ (142)            (3,180)
Basic and diluted net loss per share                       $(0.05)       $ (.10)           $(0.05)           $ (1.24)

1998
----
Revenues                                                   $     -       $  115            $   610           $ 2,139
Net loss                                                   $     -       $    4            $   (37)          $   (86)
Basic and diluted net loss per share                       $     -       $    -            $ (0.01)          $ (0.03)

Revenues for the quarters ended March 31, 1999 and June 30, 1999 include a reclassification to conform to the quarters ended September 30, 1999 and December 31, 1999 presentation. Results for the quarters ended September 30, 1999 and December 31, 1999 include the results from the commencement of nursing operations in September and October 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 22, 2000 to be filed pursuant to Regulation 14A.

ITEM 11.          EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 22, 2000, to be filed pursuant to Regulation 14A.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 22, 2000, to be filed pursuant to Regulation 14A.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 22, 2000, to be filed pursuant to Regulation 14A.

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

                  On January 17, 2000, the Company filed an amendment to its Current Report on Form 8-K dated October 15, 1999 reporting that the Company had commenced nursing home operations through a series of transactions that included entering into operating leases for long-term care properties and the leveraged acquisition of long-term care properties.

         (c)       Exhibits

                  The exhibits in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

         (d)      Financial Statement Schedules

                  Schedule II. Valuation and Qualifying Accounts and Schedule
                  III. Real Estate and Accumulated Depreciation are filed as part of this Annual Report on Form 10-K. All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules.

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

       10.6 LTC Healthcare, Inc. Equity Participation Plan (incorporated by reference to Exhibit 10.6 to LTC Healthcare, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998)

       21.1     List of Subsidiaries

       27       Financial Data Schedule

                In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant's long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

                              LTC HEALTHCARE, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                 Beginning of Period          Charge to Operations           End of Period
                                             --------------------------    --------------------------      ------------------
    Allowance for Doubtful Accounts:

    1999                                                 $ -                         $ 313                        $ 313
    1998                                                 $ -                         $  -                         $ -


                              LTC HEALTHCARE, INC.
                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)

                                                                                  Gross Amount at Which Carried
                                      Initial Cost to Company   Costs                  at December 31, 1999
                                      -----------------------   Capitalized       ------------------------------
                                                 Building and   Subsequent               Building and               Accum
                         Encumbrances   Land     Improvements   to Acquisition    Land   Improvements   Total (1)   Deprec.(2)
                         ------------   ---------------------   --------------    ------------------------------    ----------
     Skilled Nursing
     Facilities:
     Alamagordo, NM       $ 4,768     $  314        $ 3,567          $ 28       $  314     $ 3,595      $ 3,909     $  867
     Roswell, NM            4,030         85          2,932            25           85       2,957        3,042        884
     Tucson, AZ             6,341        145          3,932             -          145       3,932        4,077        908
     Phoenix, AZ            7,500        432          6,764             -          432       6,764        7,196      1,397
     Clovis, NM             1,631        100          2,519            32          100       2,551        2,651        164
     Clovis, NM             2,860        100          1,899            32          100       1,931        2,031        135
     Sumner, IL             1,567         50          1,521             -           50       1,521        1,571         17
     Richland Hills, TX     1,727        100          2,844           346          100       3,190        3,290        203
                        ---------   --------       --------       -------     --------    --------     --------    -------
     SNFs                  30,424      1,326         25,978           463        1,326      26,441       27,767      4,575
                        ---------   --------       --------       -------     --------    --------     --------    -------

     Assisted Living
     Facilities:
     Arlington, OH         17,100(3)     510          6,115             -          510       6,115        6,625        275
     Bexley, OH                  (3)     410          6,215             -          410       6,215        6,625        279
     Worthington, OH             (3)       -          6,710             -            -       6,710        6,710        292
     Worthington, OH             (3)       -          3,290             -            -       3,290        3,290        159
                        ---------   --------       --------       -------     --------    --------     --------    -------
     ALFs                  17,100        920         22,330             -          920      22,330       23,250      1,005
                        ---------   --------       --------       -------     --------    --------     --------    -------
     Total              $  47,524   $  2,246       $ 48,308       $   463      $ 2,246    $ 48,771     $ 51,017    $ 5,580
                        =========   ========       ========       =======     ========    ========     ========    =======




                           Construction
                           Renovation    Acquisition
                           Date           Date
                          ------------   ------------

     Skilled Nursing
     Facilities:
     Alamagordo, NM             1985        Sept-98
     Roswell, NM                1979        Sept-98
     Tucson, AZ                 1985        Sept-98
     Phoenix, AZ           1985/1992        Sept-98
     Clovis, NM                 1968        Sept-98
     Clovis, NM            1969/1995        Sept-98
     Sumner, IL                 1965        Oct -99
     Richland Hills, TX         1967        Sept-98

     SNFs

     Assisted Living
     Facilities:
     Arlington, OH              1993        Sept-98
     Bexley, OH                 1992        Sept-98
     Worthington, OH            1993        Sept-98
     Worthington, OH            1996        Sept-98

---------------
     (1) The aggregate cost for federal income tax purposes is approximately $54,900,000. The above table does not include equipment of $157,000 acquired by the Company for properties it operates under triple net leases.

     (2) Depreciation for building is calculated using a 35 year life for skilled nursing facilities and a 40 year life for assisted living residences and additions to facilities. Depreciation for furniture and fixtures is calculated based on a 7 year life for all facilities.

     (3)  Single note backed by four facilities in Ohio.

     Activity for the years ended December 31, 1998 and 1999 is as follows:

                                                         Real Estate and      Accumulated
                                                            Equipment         Depreciation
                                                        ------------------  -----------------
     Balance at Inception (March 25, 1998)                     $        -          $        -
           Additions                                                    -                 586
           Contribution of assets by LTC Properties                65,182               3,720
                                                        ------------------  -----------------
     Balance at December 31, 1998                                  65,182               4,306
           Additions to owned properties                            1,885               1,885
           Additions to properties leased from LTC
             Properties                                               157                   -
           Dispositions                                           (16,050)               (611)
                                                        ------------------  -----------------
     Balance at December 31, 1999                              $   51,174          $    5,580
                                                        ==================  =================


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LTC Healthcare, Inc.
                              Registrant

    Dated: March 30, 2000                     By: /s/ JAMES J. PIECZYNSKI
                                                  -----------------------------
                                                      JAMES J. PIECZYNSKI
                                                President, Chief Financial
                                                Officer and Director

     /s/ANDRE C. DIMITRIADIS
     ----------------------------
     ANDRE C. DIMITRIADIS         Chairman of the Board,
                                  Chief Executive Officer
                                  and Director                  March 30, 2000


     /s/ JAMES J. PIECZYNSKI
     ----------------------------
     JAMES J. PIECZYNSKI          President, Chief Financial
                                  Officer and Director          March 30, 2000


     /s/ STEVEN STUART
     ----------------------------
     STEVEN STUART                Director                      March 30, 2000


     /s/ BARY G. BAILEY
     ----------------------------
     BARY G. BAILEY               Director                      March 30, 2000