Form 10-Q
period 2000-03-31
LTC HEALTHCARE INC
filed 2000-05-15
CIK 1059186

===============================================================================

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

                  For the quarterly period ended March 31, 2000

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


         Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such re ports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                      ---     ---

Shares of Registrant's common stock, $.01 par value, outstanding at May 5, 2000
- 2,131,926 (excludes Treasury Shares of 1,203,956)

===============================================================================

                              LTC HEALTHCARE, INC.


                                    FORM 10-Q

                                 MARCH 31, 2000


                                      INDEX


PART I -- FINANCIAL INFORMATION                                                  PAGE
                                                                                ------
  Item 1.  Financial Statements

           Consolidated Balance Sheets........................................... 3
           Consolidated Statement of Operations ................................. 4
           Consolidated Statement of Cash Flows ................................. 5
           Notes to Consolidated Financial Statements ........................... 6

  Item 2.  Management's Discussion and
           Analysis of Financial Condition and Results of Operations ............10

PART II -- OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K .....................................12


                              LTC HEALTHCARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                            MARCH 31,               DECEMBER 31,
                                                                              2000                      1999
                                                                          -------------             ---------------
                                                                           (Unaudited)
                                                                            ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                                    $  1,967                  $      424
  Accounts receivable, net of allowance for doubtful
     accounts: 2000 - $809;  1999 - $313                                         12,095                       6,131
  Prepaid expenses and other current assets                                       2,324                         815
                                                                          -------------             ---------------
         Total current assets                                                    16,386                       7,370
Property and Equipment:
  Buildings, improvements and equipment                                          49,805                      48,928
  Land                                                                            2,246                       2,246
  Accumulated depreciation                                                      (5,988)                     (5,580)
                                                                          -------------             ---------------
         Property and equipment, net                                             46,063                      45,594
Other Assets:
  Equity securities                                                               1,090                       1,703
  Debt securities                                                                11,568                      11,013
  Other assets                                                                      799                         694
                                                                          -------------             ---------------
         Total other assets                                                      13,457                      13,410
                                                                          -------------             ---------------
    Total assets                                                               $ 75,906                  $   66,374
                                                                          =============             ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable                                                             $  1,827                  $    1,549
  Accrued salaries and benefits                                                   2,755                       1,272
  Current portion of mortgage loans payable                                         643                         626
  Other accrued liabilities                                                       4,082                       3,775
                                                                          -------------             ---------------
         Total current liabilities                                                9,307                       7,222
Mortgage Loans Payable                                                           46,727                      46,898
Line of Credit from LTC Properties                                               17,543                       6,337
                                                                          -------------             ---------------
    Total liabilities                                                            73,577                      60,457

Minority Interest                                                                 3,518                       3,518
Commitments and Contingencies

Stockholders' Equity (Deficit):
  Preferred stock $0.01 par value; 10,000,000 shares authorized                       -                           -
  Common stock $0.01 par value; 40,000,000 shares authorized;
     shares issued: 2000 - 3,335,882; 1999 - 3,335,882                               33                          33
  Capital in excess of par value                                                 10,224                      10,224
  Treasury stock: shares 2000 - 887,556; 1999 - 881,556                         (2,123)                     (2,112)
  Accumulated deficit                                                           (6,814)                     (3,851)
  Accumulated comprehensive loss                                                (2,509)                     (1,895)
                                                                          -------------             ---------------
         Total stockholders' equity (deficit)                                   (1,189)                       2,399
                                                                          -------------             ---------------
    Total liabilities and stockholders' equity (deficit)                        $75,906                  $   66,374
                                                                          =============             ===============

                             SEE ACCOMPANYING NOTES

                              LTC HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                      ------------------------------------------
                                                                            2000                       1999
                                                                      ----------------           ---------------
  Revenues:                                                              (UNAUDITED)
  Net patient revenues                                                        $21,197                    $    -
  Rental income                                                                 1,221                     1,772
  Interest and other income                                                       482                       704
                                                                     ----------------           ---------------
         Total revenues                                                        22,900                     2,476


Costs and Expenses:
  Salaries and benefits                                                         7,216                         -
  Supplies                                                                      1,242                         -
  Rent - LTC Properties, Inc.                                                   2,042                         -
  Interest expense                                                              1,024                     1,340
  Interest expense on line of credit from LTC Properties, Inc.                    293                       425
  Depreciation                                                                    406                       496
  Minority interest                                                                86                        86
  Other operating and administrative                                           13,554                       271
                                                                     -----------------          ----------------
            Total expenses                                                     25,863                     2,618

Loss before provision for income taxes                                         (2,963)                     (142)
Provision for income taxes                                                           -                        -
                                                                     -----------------          ----------------
Net loss                                                                      $(2,963)                   $(142)
                                                                     =================          ================

Weighted average shares outstanding                                             2,450                     2,848

Net Loss Per Common Share:
  Basic and diluted net loss per share                                        $ (1.21)                   $(.05)
                                                                     =================          ================

Comprehensive loss:
  Net loss                                                                    $(2,963)                   $(142)
  Unrealized loss on available-for-sale equity securities                        (614)                   (1,168)
                                                                      ----------------          -----------------
Total comprehensive loss                                                      $(3,577)                  $(1,310)
                                                                      ================          ================

                             SEE ACCOMPANYING NOTES

                              LTC HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                       ---------------------------------------
                                                                               2000                     1999
                                                                       -------------------        ----------------
OPERATING ACTIVITIES:
  Net loss                                                                       $(2,963)                $   (142)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
    Depreciation                                                                     406                      496
    Other non-cash items                                                             (31)                     (30)
  Increase in accounts receivable, net                                            (4,344)                       -
  Increase in prepaid expenses and other assets                                   (2,835)                       -
  Decrease in accounts payable                                                      (304)                       -
  Increase in accrued salaries and benefits                                         1,483                       -
  Increase in accrued expenses and other liabilities                                1,054                     (53)
                                                                          ---------------         ---------------
            Net cash provided by (used in) operating activities                    (7,534)                    271
INVESTING ACTIVITIES:
  Purchase of LTC Properties' bonds                                                  (521)                      -
  Property and equipment additions                                                   (877)                      -
  Other                                                                                80                     (81)
                                                                          ---------------        ----------------
            Net cash used in investing activities                                  (1,318)                    (81)
FINANCING ACTIVITIES:
  Advances under line of credit from LTC Properties                                11,206                   3,479
  Payments on line of credit from LTC Properties                                        -                  (2,335)
  Principal payments on notes and mortgage loans payable                             (801)                   (714)
  Repurchase of common stock                                                          (10)                 (1,311)
                                                                          ---------------        ----------------
            Net cash provided by (used in) financing activities                    10,395                    (881)
                                                                          ---------------        ----------------
Increase (decrease) in cash and cash equivalents                                    1,543                    (691)
Cash and cash equivalents, beginning of period                                        424                   1,012
                                                                          ---------------        ----------------
Cash and cash equivalents, end of period                                         $  1,967                $    321
                                                                          ===============        ================

Supplemental disclosure of cash flow information:
        Interest paid                                                            $  1,025                $    979

Non-cash investing and financing activities:
Non-cash acquisition of working capital                                          $    581                       -
Purchase of mortgage loans receivable with a non-recourse note payable                  -                $ 13,691


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

The principal business of the Company is providing long-term healthcare services through the operation of nursing facilities. On January 1, 2000 the Company leased five additional nursing facilities from LTC Properties and began operating the facilities as of such date. In addition, on January 1, 2000 the Company began operating eight facilities pursuant to a management agreement. In connection with the commencement of operations at five nursing facilities on January 1, 2000, the Company purchased $1,620,000 of accounts receivable, $90,000 of prepaid and other assets and $5,000 of cash. In addition, the Company assumed $584,000 of accounts payable and $550,000 of accrued liabilities. In connection with this purchase, the Company was obligated on a term loan of $581,000. At March 31, 2000, the Company operated 31 nursing facilities with 3,473 licensed beds and one rehabilitation hospital with 84 beds. The facilities operated by the Company are located in eight states (Florida, Georgia, Illinois, Iowa, Kansas, North Carolina, Tennessee and Virginia) and are collectively referred to herein as nursing facilities. In addition to the operation of nursing facilities, as of March 31, 2000, the Company owned six nursing facilities and four assisted living facilities that were leased to third party operators under triple net leases.

The consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments (all of which were normal and re-occurring) necessary for a fair presentation of the results of operations for the three months ended March 31, 2000 and 1999 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read along with the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for a full year.

2.       SEGMENT REPORTING

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

                              LTC HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       RELATED PARTIES

LTC Properties has provided the Company with a $20,000,000 unsecured line of credit that bears interest at 10% and matures in March 2008. As of March 31, 2000 and December 31, 1999, $17,543,000 and $6,337,000, respectively, were outstanding under the line of credit. For the three months ended March 31, 2000 and 1999, the Company recorded interest expense related to the unsecured line of credit of $293,000 and $425,000, respectively.

The Company and LTC Properties entered into an administrative services agreement under which LTC Properties will provide management and administrative services to the Company. In exchange for those services, the Company is required to pay LTC Properties 25% of the aggregate amount of all wages, salaries, bonuses and rent for its corporate offices paid by LTC Properties each month. The administrative services agreement expires in September 2008 but may be terminated either by LTC Properties or the Company at any time upon 30 days prior written notice. For the three months ended March 31, 2000 and 1999, the Company reimbursed LTC Properties $175,000 and $173,000, respectively for administrative and management advisory services as provided for under the administrative services agreement. The administrative services fee is included in other operating and administrative expenses.

As of March 31, 2000, the Company operated 30 nursing facilities that are owned by LTC Properties. The Company recorded rental expense of approximately $2,042,000 for properties owned by LTC Properties. As of March 31, 2000, the Company had mortgage loans secured by eight nursing facilities with total outstanding principal of $30,335,000 and a weighted average interest rate of 9.16% payable to LTC Properties' REMIC pools. One of the nursing facilities securing the mortgage loans payable to LTC Properties' REMIC pools is operated by the Company, one nursing facility is currently closed and will be opened and operated by the Company upon the completion of capital improvements, and the remaining six nursing facilities are leased to third party operators.

As of March 31, 2000, the Company owned 194,100 shares of LTC Properties common stock. The Company purchased in the open market $560,000 face amount of LTC Properties 8.5% convertible subordinated debentures due January 1, 2001 for $521,000.

4.       DEBT AND EQUITY SECURITIES

The Company has Regent Assisted Living, Inc. ("Regent") Debentures that mature on March 31, 2008 and bear interest at 7.5% and are convertible at $6.75 per share. As of March 31, 2000 and December 31,1999, based on management's estimates, the fair value of the Regent Debentures was approximately $5,100,000.

As of March 31, 2000 and December 31, 1999, the fair value of the Assisted Living Concepts, Inc. ("ALC") convertible debentures, based on quoted market prices, was approximately $1,800,000. As of March 31, 2000 and December 31, 1999 the ALC common stock was recorded at its fair value of $46,000 and $66,000, respectively. Unrealized holding losses on changes in the fair value of the Company's investment in ALC common stock of $20,000 and $295,000 are included in comprehensive income for 2000 and 1999, respectively.

At March 31, 2000 and December 31, 1999, the Company's investment in LTC Properties common stock was recorded at its fair value of $1,044,000 and $1,638,000, respectively, in the accompanying balance sheets. Unrealized holding losses on changes in the fair value of the Company's investment in LTC Properties common stock of $594,000 and $873,000 are included as a comprehensive loss for the three months ended March 31, 2000 and 1999, respectively. The Company purchased in the open market $560,000 face amount of LTC Properties 8.5% convertible subordinated debentures due January 1, 2001 for $521,000.

                              LTC HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       LONG-TERM DEBT

LTC Properties has provided the Company with a $20,000,000 unsecured line of credit that bears interest at 10% and matures in March 2008. As of March 31, 2000 and December 31, 1999, $17,543,000 and $6,337,000, respectively was outstanding under the line of credit.

At March 31, 2000 and December 31, 1999, the Company had total outstanding mortgage loans of $47,370,000 and $47,524,000, respectively with a weighted average interest rate of 8.5%.

6.       CONTINGENCIES

The Company is not party to any legal proceedings, which in the opinion of management, would have a material adverse affect on the Company's financial position, results of operations or liquidity.

7.       STOCKHOLDERS' EQUITY

For the three months ended March 31, 2000 and 1999, the Company repurchased 6,000 and 487,904 shares, respectively, of its common stock in the open market for an aggregate purchase price of approximately $10,300 and $1,311,000, respectively. On April 13, 2000 the Company repurchased 316,400 shares of its common stock in the open market for an aggregate purchase price of $317,000.

8.       CONCENTRATION OF CREDIT RISKS

As of March 31, 2000 and December 31, 1999, the Company's investment of $8,500,000 in Regent's convertible subordinated debentures represented 11% and 13%, respectively, of the Company's total assets.

The Company has significant accounts receivable whose collectibility or realizability is dependent upon the performance of certain government programs, primarily Medicare and Medicaid.

The Company's financial position, results of operations and liquidity could be adversely affected by financial difficulties experienced by Regent, including bankruptcy, insolvency or general downturn in business. The Company does not believe there are significant credit risks associated with the government programs. The Company believes that an adequate provision has been made for the possibility of accounts receivable proving uncollectible and continually monitors and adjusts these reserves as necessary.

The following table contains summary information for Regent that was extracted from public reports on file with the Securities and Exchange Commission. Regent is a publicly traded company, and as such is subject to the filing requirements of the Securities and Exchange Commission.


                                                  Twelve Months Ended
                                                      December 31,
                                                   1999          1998
                                                  -------      --------
                                                     (in thousands)
        REGENT
          Total assets                             $66,686      $66,274
          Total debt                                43,542       49,705
          Total stockholders' equity                (5,311)       4,255
          Total revenues                            54,089       30,419
          Loss before taxes                         (8,776)     (11,062)
          Net loss                                  (8,776)     (11,062)

                              LTC HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       INCOME TAXES

SFAS No. 109 requires the reduction of the deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. Sufficient taxable income must be generated in future years to realize the tax benefit associated with the net deferred tax asset. The Company believes that sufficient doubt exists as to whether future taxable income will be sufficient to realize such tax benefits and, accordingly, a valuation allowance was established against the deferred tax asset and no tax benefit was recorded.

10.      SUBSEQUENT EVENT

On April 13, 2000 the Company repurchased 316,400 shares of its common stock in the open market for an aggregate purchase price of $317,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

The Company was formed in March 1998 and was spun off by LTC Properties, Inc. ("LTC Properties") on September 30, 1998. The Company commenced nursing operations on September 1, 1999; therefore, operating results for the three months ended March 31, 2000 are not comparable with the same period in 1999. At March 31, 2000, the Company operated 31 nursing facilities with a total of 3,473 licensed beds and one rehabilitation hospital with 84 beds and owned six nursing facilities and four assisted living facilities that were leased to third party operators. At March 31, 1999, the Company owned seven nursing and six assisted living facilities that were leased to third party operators.

Total revenues for the three months ended March 31, 2000 increased to $ 22,900,000 from $2,476,000 for the same period in 1999. Patient revenues of $21,197,000 are attributable to the commencement of nursing operations in September 1999. Rental income for the three months ended March 31, 2000 decreased $551,000 due to the sale of two assisted living facilities to LTC Properties and the termination of a lease with one nursing facility offset by the rental increases as provided for in the lease agreements.

Salaries and benefits of $7,216,000 and supplies of $1,242,000 for the three months ended March 31, 2000 relate to the commencement of operating nursing facilities and the start-up of the Company's management of nursing operations previously managed by third-party management companies. As of March 31, 2000, 30 of the nursing facilities operated by the Company were leased from LTC Properties and incurred rent expense of $2,042,000 under the related operating leases.

Interest expense decreased by $316,000 for the three months March 31, 2000 as compared to the same period in 1999 primarily as a result of a $362,000 reduction of interest expense related to obtaining a right of offset on a mortgage note we purchased in which the interest costs on the related note payable now offset the interest income. This was offset by a $46,000 increase in interest expense, primarily as a result of our acquisition of one nursing facility, which was purchased subject to a mortgage loan payable. Interest expense on the line of credit with LTC Properties decreased from $425,000 for the three months ended March 31, 1999 to $293,000 for the three months ended March 31, 2000 due to the reduction in the average outstanding balance of the line of credit for the three months ended March 31, 2000 as compared to the same period in 1999.

The decrease of $90,000 in depreciation expense is primarily due to the sale of two assisted living facilities to LTC Properties in October 1999. The increase in other operating and administrative costs for the three months ended March 31, 2000 is the result of the commencement of nursing operations in September 1999.

No benefit for income taxes was recorded for the three months ended March 31, 2000 or 1999 since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

LTC Properties has provided the Company with a $20,000,000 unsecured line of credit that bears interest at an annual rate of 10% and matures in 2008. As of March 31, 2000 the Company had borrowings outstanding under the unsecured line of credit of $17,543,000. As of March 31, 2000, the Company had borrowing capacity under the unsecured line of credit of $2,457,000. As of March 31, 2000, cash and cash equivalents were $1,967,000 and the Company had net working capital of $7,079,000.

Net cash used in operating activities for the three months ended March 31, 2000 was $7,534,000. The use of cash in operating activities is largely attributable to the Company's commencement of operations at 13 facilities beginning January 1, 2000, which resulted in an increase in net working capital at March 31, 2000.

Net cash used in investing activities for the three months ended March 31, 2000 was $1,318,000. The Company purchased in the open market $560,000 face amount of LTC Properties 8.5% convertible subordinated debentures due January 1, 2001 for $521,000. The purchase of $877,000 of equipment for the three months ended March 31, 2000 was related primarily to the purchase of equipment and computer software associated with the start-up of the Company's management of the nursing operations previously managed by third party management companies.

Net cash provided by financing activities for the year ended March 31, 2000 was $10,395,000. During 2000, the Company utilized borrowings under the line of credit of approximately $11,206,000 to repurchase shares of its common stock, purchase the bonds of LTC Properties and to fund the working capital requirements of the nursing homes operated by the Company. Payments of $801,000 were made on notes and mortgage loans during the three months ended March 31, 2000.

The Company anticipates that available cash and cash flow from operations and borrowings under its line of credit will be adequate to meet its short-term liquidity requirements. The ability of the Company to satisfy its long term liquidity requirements will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business, economic and other factors beyond the Company's control. There can be no assurance that future healthcare legislation or other efforts by governmental and private payors to reduce healthcare costs will not have a material adverse effect on the Company's results of operations, liquidity and financial position. Currently, the Company has no other external sources of financing and the Company has not received any commitment with respect to any funds needed in the future. The Company expects to be able to access capital markets or to seek other financing, but there can be no assurance that it will be able to do so at all or in amounts or on terms acceptable to the Company.

INSURANCE

In the past, there have been several insurance companies that have written coverage for general and professional liability of nursing facilities. However, many of these companies no longer provide such coverage, making it difficult for nursing facilities to obtain coverage. Further, when coverage is available, the premium has increased significantly. The Company has recently received a notice of cancellation from one of its insurance carriers, canceling coverage prior to the annual termination period. Although the Company anticipates being able to obtain adequate coverage, there can be no assurance any such coverage will be obtained, but if the coverage is obtained, it is likely that the Company will have to pay increased premiums.

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

                                 MARCH 31, 2000



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         27       Financial Data Schedule


         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LTC Healthcare, Inc.
                                 Registrant


Dated: May 15, 2000              By:  /s/ JAMES J. PIECZYNSKI
                                 ----------------------------------------
                                          JAMES J. PIECZYNSKI
                                 President, Chief Financial Officer and Director