Form 10-Q
period 2000-06-30
LTC HEALTHCARE INC
filed 2000-08-14
CIK 1059186

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


                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

         Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


Shares of Registrant's common stock, $.01 par value, outstanding at August 5, 2000 - 2,099,926 (excludes Treasury Shares of 1,235,956)


===============================================================================

                              LTC HEALTHCARE, INC.

                                    FORM 10-Q

                                  JUNE 30, 2000

                                      INDEX

PART I -- FINANCIAL INFORMATION                                                                                 PAGE
  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets................................................................ 3
           Condensed Consolidated Statement of Operations ...................................................... 4
           Condensed Consolidated Statement of Cash Flows ...................................................... 5
           Notes to Condensed Consolidated Financial Statements ................................................ 6

  Item 2.  Management's Discussion and
           Analysis of Financial Condition and Results of Operations ...........................................10

PART II -- OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders..................................................14

  Item 5.  Market for Common Stock and Related Stockholder Matters..............................................14

  Item 6.  Exhibits and Reports on Form 8-K ....................................................................14

                              LTC HEALTHCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                            JUNE 30,                DECEMBER 31,
                                                                              2000                      1999
                                                                        ------------------       -------------------
ASSETS                                                                    (Unaudited)
Current Assets:
  Cash and cash equivalents                                                     $    98                     $   424
  Accounts receivable, net of allowance for doubtful
     accounts: 2000 - $1,162;  1999 - $313                                       15,779                       6,131
  Prepaid expenses and other current assets                                       3,114                         815
                                                                        ------------------       -------------------
         Total current assets                                                    18,991                       7,370
Property and Equipment:
  Buildings, improvements and equipment                                          50,603                      48,928
  Land                                                                            2,246                       2,246
  Accumulated depreciation                                                       (6,403)                     (5,580)
                                                                        ------------------       -------------------
         Property and equipment, net                                             46,446                      45,594
Other Assets:
  Equity securities                                                               1,156                       1,703
  Debt securities                                                                11,616                      11,013
  Other assets                                                                      809                         694
                                                                        ------------------       -------------------
         Total other assets                                                      13,581                      13,410
                                                                        ------------------       -------------------
    Total assets                                                                $79,018                     $66,374
                                                                        ------------------       -------------------
                                                                        ------------------       -------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable                                                               $2,545                      $1,549
  Accrued salaries and benefits                                                   3,371                       1,272
  Current portion of mortgage loans payable                                         656                         626
  Other accrued liabilities                                                       7,343                       3,775
                                                                        ------------------       -------------------
         Total current liabilities                                               13,915                       7,222
Mortgage Loans Payable                                                           46,563                      46,898
Line of Credit from LTC Properties                                               19,495                       6,337
                                                                        ------------------       -------------------
    Total liabilities                                                            79,973                      60,457

Minority Interest                                                                 3,518                       3,518
Commitments and Contingencies

Stockholders' Equity (Deficit):
  Preferred stock $0.01 par value; 10,000,000 shares authorized                       -                           -
  Common stock $0.01 par value; 40,000,000 shares authorized;
     shares issued: 2000 - 3,335,882; 1999 - 3,335,882                               33                          33
  Capital in excess of par value                                                 10,224                      10,224
  Treasury stock: shares 2000 - 1,235,956; 1999 - 881,556                        (2,474)                     (2,112)
  Accumulated deficit                                                            (9,814)                     (3,851)
  Accumulated comprehensive loss                                                 (2,442)                     (1,895)
                                                                        ------------------       -------------------
         Total stockholders' equity (deficit)                                    (4,473)                      2,399
                                                                        ------------------       -------------------
    Total liabilities and stockholders' equity (deficit)                        $79,018                     $66,374
                                                                        ------------------       -------------------
                                                                        ------------------       -------------------

                             SEE ACCOMPANYING NOTES

                              LTC HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
               (In thousands, except share and per share amounts)

                                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                              JUNE 30,                       JUNE 30,
                                                                           2000        1999               2000           1999
                                                                         --------    --------           --------       --------
  Revenues:
  Net patient revenues                                                    $22,324      $     -           $43,521        $     -
  Rental income                                                             1,346        1,797             2,567          3,569
  Interest and other income                                                   611          681             1,093          1,385
                                                                         --------     --------          --------       --------
         Total revenues                                                    24,281        2,478            47,181          4,954


Costs and Expenses:
  Salaries and benefits                                                    14,850            -            29,612              -
  Supplies                                                                  3,052            -             5,980              -
  Rent - LTC Properties, Inc.                                               2,045            -             4,087              -
  Interest expense                                                          1,018        1,334             2,075          2,674
  Interest expense on line of credit from LTC Properties, Inc.                475          442               768            867
  Depreciation                                                                422          496               836            992
  Minority interest                                                            86           86               172            172
  Other operating and administrative                                        5,333          388             9,614            659
                                                                         --------     --------          --------       --------
          Total expenses                                                   27,281        2,746            53,144          5,364

Loss before provision for income taxes                                     (3,000)        (268)           (5,963)          (410)
Provision for income taxes                                                      -            -                 -              -
                                                                         --------     --------          --------       --------
Net loss                                                                  $(3,000)     $  (268)         $ (5,963)       $  (410)
                                                                         --------     --------          --------       --------
                                                                         --------     --------          --------       --------

Weighted average shares outstanding                                     2,311,510    2,696,269         2,099,926      2,771,879

Net Loss Per Common Share:
  Basic and diluted net loss per share                                    $ (1.30)     $ (0.10)           $(2.84)       $ (0.15)
                                                                         --------     --------          --------       --------


Comprehensive loss:
  Net loss                                                                $(3,000)     $  (268)          $(5,963)       $  (410)
  Unrealized income (loss) on available-for-sale equity securities             67          148              (547)        (1,020)
                                                                         --------     --------          --------       --------
Total comprehensive loss                                                  $(2,933)       $(120)          $(6,510)       $(1,430)
                                                                         --------     --------          --------       --------
                                                                         --------     --------          --------       --------

                             SEE ACCOMPANYING NOTES

                              LTC HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                 (In thousands)

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                  2000                 1999
                                                                             ---------------       --------------
OPERATING ACTIVITIES:
  Net loss                                                                        $ (5,963)             $  (410)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
    Depreciation                                                                       836                  992
    Other non-cash items                                                               (91)                 (57)
  Increase in accounts receivable, net                                              (8,028)                   -
  Increase in prepaid expenses and other assets                                     (2,337)                   -
  Decrease in accounts payable                                                         412                    -
  Increase in accrued salaries and benefits                                          2,099                    -
  Increase in accrued expenses and other liabilities                                 3,017                  (49)
                                                                             ---------------       --------------
            Net cash provided by (used in) operating activities                    (10,055)                 476
INVESTING ACTIVITIES:
  Purchase of LTC Properties' bonds                                                   (521)                   -
  Property and equipment additions                                                  (1,675)                   -
  Other                                                                                 81                 (759)
                                                                             ---------------       --------------
            Net cash used in investing activities                                   (2,115)                (759)
FINANCING ACTIVITIES:
  Advances under line of credit from LTC Properties                                 13,158                5,071
  Payments on line of credit from LTC Properties                                         -               (3,084)
  Principal payments on notes and mortgage loans payable                              (952)                (916)
  Repurchase of common stock                                                          (362)              (1,314)
                                                                             ---------------       --------------
            Net cash provided by (used in) financing activities                     11,844                 (243)
                                                                             ---------------       --------------
Increase (decrease) in cash and cash equivalents                                      (326)                (526)
Cash and cash equivalents, beginning of period                                         424                1,012
                                                                             ---------------       --------------
Cash and cash equivalents, end of period                                          $     98              $   486
                                                                             ===============       ==============

Supplemental disclosure of cash flow information:
        Interest paid                                                             $  2,080              $ 1,963

Non-cash investing and financing activities:
Non-cash acquisition of working capital                                           $    581              $     -
Purchase of mortgage loans receivable with a non-recourse note payable            $      -              $13,691

                             SEE ACCOMPANYING NOTES

                              LTC HEALTHCARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       THE COMPANY

LTC Healthcare, Inc. (the "Company"), a Nevada corporation, was incorporated on March 20, 1998 and began operations on March 25, 1998. The Company was originally a preferred stock subsidiary of LTC Properties, Inc. ("LTC Properties"), a real estate investment trust. On September 30, 1998, concurrently with the conversion of all shares of Company non-voting common stock held by LTC Properties into voting common stock of the Company, LTC Properties completed the spin-off of Company stock through a taxable dividend to holders of LTC Properties common stock, convertible subordinated debentures and Series C Preferred Stock (the "Distribution"). Upon completion of the Distribution, the Company began operating as a separate public company.

The principal business of the Company is providing long-term healthcare services through the operation of nursing facilities. As of December 31, 1999, the Company operated 18 nursing facilities. On January 1, 2000 the Company leased five additional nursing facilities from LTC Properties and began operating the facilities as of such date. In addition, on January 1, 2000 the Company began operating eight facilities pursuant to a management agreement. In connection with the commencement of operations at five nursing facilities on January 1, 2000, the Company purchased $1,620,000 of accounts receivable, $90,000 of prepaid and other assets and $5,000 of cash. In addition, the Company assumed $584,000 of accounts payable and $550,000 of accrued liabilities. In connection with this purchase, the Company was obligated on a term loan of $581,000. On February 1, 2000, the Company leased one additional facility and began operations on such date. In April 2000, LTC Properties sold a facility in North Carolina that has continued to be operated by the Company. The Company anticipates that the lease with the new owner will be terminated and that it will no longer operate the facility once the new owner receives a change of ownership licensure from the governmental payors. As a result of this transaction, the Company will no longer have operations in North Carolina. At June 30, 2000, the Company operated 31 nursing facilities with 3,473 licensed beds and a rehabilitation hospital with 84 beds. The facilities operated by the Company are located in eight states (Florida, Georgia, Illinois, Iowa, Kansas, North Carolina, Tennessee and Virginia) and are collectively referred to herein as nursing facilities. In addition to the operation of nursing facilities, as of June 30, 2000, the Company owned six nursing facilities and four assisted living facilities that were leased to third party operators under triple net leases. On August 9, 2000, LTC Properties sold one facility in Tennessee and the Company ceased operating the facility on that date and no longer has operations in Tennessee.

The condensed consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments (all of which were normal and re-occurring) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2000 and 1999 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications in the financial statements have been made to the prior periods, including the period ended March 31, 2000, to conform with reporting for the six months ended June 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read along with the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results for a full year.

2.       SEGMENT REPORTING

The Company has one operating segment, nursing operations. Nursing operations include revenues generated by providing long-term healthcare services in nursing facilities operated by the Company and rental income generated by leasing long-term healthcare facilities owned by the Company to third party operators. The Company commenced

                              LTC HEALTHCARE, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONT
                                   (UNAUDITED)

operating nursing facilities on September 1, 1999. Prior to September 1, 1999, the Company's revenues consisted primarily of rental income from the ownership of long-term care facilities leased to third party operators.

3.       RELATED PARTIES

LTC Properties has provided the Company with a $20,000,000 unsecured line of credit that bears interest at 10% and matures in March 2008. As of June 30, 2000 and December 31, 1999, $19,495,000 and $6,337,000, respectively, were outstanding under the line of credit. As of July 6, 2000, the maximum borrowings of $20,000,000 was outstanding under the line of credit. The Company has been dependent upon LTC Properties for capital and financing. LTC Properties is currently in discussions with its lenders to allow it to increase the line of credit to the Company to $25,000,000. However, LTC Properties has advised the Company that as of June 30, 2000, $143,500,000 was outstanding under LTC Properties' $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility"), which provides for a maturity of October 2, 2000. LTC Properties has been negotiating a renewal of the Revolving Credit Facility, as well as a renewal of a $25,000,000 term loan (the "Term Loan"), which also provides for a maturity of October 2, 2000. Bank of America N.T. & S.A., one of the nine lenders/participants in the Revolving Credit Facility, has recently indicated it would not agree to renew its participation in the Revolving Credit Facility unless LTC Properties agrees to new terms which LTC Properties believes are not commercially reasonable. Failure to renew the Revolving Credit Facility and the Term Loan on commercially reasonable terms could have a material adverse effect on LTC Properties and the Company. In the event that LTC Properties and the lenders are unable to agree on a renewal of the Revolving Credit Facility, as well as the Term Loan; the amounts outstanding thereunder would be due on October 2, 2000, and LTC Properties does not have a source for repayment of such amounts by such date. In addition, LTC Properties has $32,192,000 in principal amounts of Convertible Subordinated Debentures and certain other debt, which contain provisions permitting acceleration if there are certain defaults in LTC Properties' indebtedness, which would include defaults under the Revolving Credit Facility and the Term Loan. LTC Properties has consulted with legal counsel and is considering various alternatives if the Revolving Credit Facility and the Term Loan are not renewed, such as lender liability lawsuits, and seeking the protections afforded under Chapter 11 of the federal bankruptcy laws. As a result of these discussions with its lenders, there is considerable uncertainty as to whether LTC Properties can increase the line of credit to the Company.

For the three months ended June 30, 2000 and 1999, the Company recorded interest expense related to the unsecured line of credit of $475,000 and $442,000, respectively. For the six months ended June 30, 2000 and 1999, the Company recorded interest expense related to the unsecured line of credit of $768,000 and $867,000, respectively

The Company and LTC Properties had entered into an administrative services agreement under which LTC Properties provided management and administrative services to the Company. During the three months ended June 30, 2000, the agreement was terminated with an effective date of January 1, 2000 since the Company now has its own management and administrative staff. LTC Properties will continue to provide advisory services to the Company. For the three and six months ended June 30, 1999, the Company reimbursed LTC Properties $242,000 and $415,000, respectively for administrative and management advisory services as provided for under the administrative services agreement. The administrative services fee is included in other operating and administrative expenses. On June 23, 2000, the LTC Properties' Board of Directors appointed the Company as its exclusive sales agent for all skilled nursing facilities that are owned by LTC Properties for a period of one year and approved a commission agreement with the Company. During the three and six months ended June 30, 2000, the Company received sales commissions of approximately $255,000 pursuant to the agreement. The sales commission is included in interest and other income.

In April 2000, LTC Properties sold a facility that has continued to be operated by the Company. The Company anticipates that the lease with the new owner will be terminated and that it will no longer operate the facility once the new owner receives a change of ownership licensure from the governmental payors. For the six months ended June 30, 2000, the facility generated approximately $1,175,000 of net revenues. As of June 30, 2000, the Company operated 29 nursing facilities that are owned by LTC Properties. The Company recorded rental expense of approximately

$4,087,000 for properties owned by LTC Properties during the six months ended June 30, 2000. On August 9, 2000, LTC Properties sold one facility in Tennessee and the Company ceased operating the facility as of that date. For the six months ended June 30, 2000, the facility generated approximately $1,370,000 of net revenues. These properties, which are leased from LTC Properties, in general, are on a short-term basis, and once the properties are stabilized, new rental rates may be approved by the independent members of the Board of Directors of both LTC Properties and the Company. The Company believes that an evaluation of the stabilized facilities may result in a decision by LTC Properties to reduce rents on certain facilities or to close and sell certain properties. Rent reductions in the range of $2,000,000 to $4,000,000 annually have been preliminarily discussed with LTC Properties but no assurances can be given that such reduction or any reductions will be granted.

As of June 30, 2000, the Company had mortgage loans secured by eight nursing facilities with total outstanding principal of $30,236,000 and a weighted average interest rate of 9.16% payable to LTC Properties' REMIC pools. One of the nursing facilities securing the mortgage loans payable to LTC Properties' REMIC pools is operated by the Company, one nursing facility was closed during the periods presented and reopened on May 16, 2000 and was eligible to participate in the Medicaid program as of July 20, 2000, and the remaining six nursing facilities are leased to third party operators.

As of June 30, 2000, the Company owned 194,100 shares of LTC Properties common stock. As of June 30, 2000, the Company owned $560,000 face amount of LTC Properties 8.5% convertible subordinated debentures.

4.       DEBT AND EQUITY SECURITIES

The Company has Regent Assisted Living, Inc. ("Regent") Debentures that mature on March 31, 2008 and bear interest at 7.5% and are convertible at $6.75 per share. As of June 30, 2000 and December 31, 1999, based on management's estimates, the fair value of the Regent Debentures was approximately $5,100,000.

As of June 30, 2000 and December 31, 1999, the fair value of the Assisted Living Concepts, Inc. ("ALC") convertible debentures which bear interest at 5.625%, based on quoted market prices, was approximately $1,650,000 and $1,800,000, respectively. As of June 30, 2000 and December 31, 1999 the Company owned 30,847 shares of ALC common stock, which was recorded at its fair value of $19,000 and $66,000, respectively. Unrealized holding losses on changes in the fair value of the Company's investment in ALC common stock of $47,000 and $316,000 are included in comprehensive loss for the six months ended June 30, 2000 and June 30, 1999, respectively.

As of June 30, 2000, the fair value of the LTC Properties 8.5% convertible subordinated debentures, based on quoted market prices, was approximately $488,600.

At June 30, 2000 and December 31, 1999, the Company's investment in LTC Properties common stock was recorded at its fair value of $1,138,000 and $1,638,000, respectively, in the accompanying balance sheets. Unrealized holding losses on changes in the fair value of the Company's investment in LTC Properties common stock of $500,000 are included as a comprehensive loss for the six months ended June 30, 2000.

5.       LONG-TERM DEBT

LTC Properties has provided the Company with a $20,000,000 unsecured line of credit that bears interest at 10% and matures in March 2008. As of June 30, 2000 and December 31, 1999, $19,495,000 and $6,337,000, respectively was outstanding under the line of credit. As of July 6, 2000, the maximum borrowings of $20,000,000 was outstanding under the line of credit. Refer to "Note 3. - Related Parties".

At June 30, 2000 and December 31, 1999, the Company had total outstanding mortgage loans of $47,219,000 and $47,524,000, respectively with a weighted average interest rate of 8.5%.

CONTINGENCIES

The Company is not party to any legal proceedings, which in the opinion of management, would have a material adverse affect on the Company's financial position, results of operations or liquidity.

7.       STOCKHOLDERS' EQUITY

During the six months ended June 30, 2000 and 1999, the Company repurchased 354,400 shares and 489,904 shares, respectively of the Company's common stock for an aggregate respective purchase price of approximately $362,000 and $1,314,000.

8.       CONCENTRATION OF CREDIT RISKS

As of June 30, 2000 and December 31, 1999, the Company's investment of $8,500,000 in Regent's convertible subordinated debentures represented 11% and 13%, respectively, of the Company's total assets.

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

                                                                                                    (Unaudited)
                                         (Unaudited)                                        Three Months Ended March 31,
                                        March 31, 2000       December 31, 1999                 2000              1999
                                       -----------------    --------------------          ----------------   --------------
REGENT                                                                                             (in thousands)
  Total assets                                  $63,064                $62,686                  N/A                     N/A
  Total debt                                    $44,589                $43,542                  N/A                     N/A
  Total stockholders' deficit                   $(6,397)               $(5,311)                 N/A                     N/A
  Total revenues                                   N/A                     N/A            $  15,523                $ 11,927
  Loss before taxes                                N/A                     N/A              $  (937)               $ (2,001)
  Net loss                                         N/A                     N/A              $  (937)               $ (2,001)

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

10.      SUBSEQUENT EVENTS

On August 9, 2000, LTC Properties sold one facility in Tennessee and the Company ceased operating the facility as of that date and no longer has operations in Tennessee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

The Company was formed in March 1998 and was spun off by LTC Properties, Inc. ("LTC Properties") on September 30, 1998. The Company commenced operating nursing facilities on September 1, 1999; therefore, operating results for the six months ended June 30, 2000 are not comparable with the same period in 1999. At June 30, 2000, the Company operated 31 nursing facilities with a total of 3,473 licensed beds and a rehabilitation hospital with 84 beds and owned six nursing facilities and four assisted living facilities that were leased to third party operators.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

Total revenues for the three months ended June 30, 2000 increased to $24,281,000 from $2,478,000 for the same period in 1999. Patient revenues of $22,324,000 are attributable to the commencement of nursing operations in September 1999. Rental income for the three months ended June 30, 2000 decreased $451,000 due to the sale of two assisted living facilities to LTC Properties and the termination of a lease with one nursing facility offset by the rental increases as provided for in the lease agreements.

Salaries and benefits of $14,850,000, supplies of $3,052,000 and other operating and administrative costs of $5,333,000 for the three months ended June 30, 2000 relate to the commencement of operating nursing facilities and the start-up of the Company's management of nursing operations previously managed by third-party management companies. As of June 30, 2000, 29 of the nursing facilities operated by the Company were leased from LTC Properties and incurred rent expense of $2,045,000 under the related operating leases.

Interest expense decreased by $316,000 for the three months June 30, 2000 as compared to the same period in 1999 primarily as a result of a $346,000 reduction of interest expense related to obtaining a right of offset on a mortgage note the Company purchased in which the interest costs on the related note payable now offset the interest income. This was offset by a $30,000 increase in interest expense, primarily as a result of the acquisition of one nursing facility, which was purchased subject to a mortgage loan payable. Interest expense on the line of credit with LTC Properties increased from $442,000 for the three months ended June 30, 1999 to $475,000 for the three months ended June 30, 2000 due to the higher average outstanding balance of the line of credit for the three months ended June 30, 2000 as compared to the same period in 1999.

The decrease of $74,000 in depreciation expense is primarily due to the sale of two assisted living facilities to LTC Properties during the fourth quarter of 1999. The increase in other operating and administrative costs for the three months ended June 30, 2000 is the result of the commencement of nursing operations in September 1999.

No benefit for income taxes was recorded for the three months ended June 30, 2000 or 1999 since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carry-forwards.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Total revenues for the six months ended June 30, 2000 increased to $47,181,000 from $4,954,000 for the same period in 1999. Patient revenues of $43,521,000 are attributable to the commencement of nursing operations in September 1999. Rental income for the six months ended June 30, 2000 decreased $1,002,000 due to the sale of two assisted living facilities to LTC Properties and the termination of a lease with one nursing facility offset by the rental increases as provided for in the lease agreements.

Salaries and benefits of $29,612,000, supplies of $5,980,000 and other operating and administrative costs of $9,614,000 for the six months ended June 30, 2000 relate to the commencement of operating nursing facilities and the start-up of the Company's management of nursing operations previously managed by third-party management companies. As of June 30, 2000, 29 of the nursing facilities operated by the Company were leased from LTC Properties and incurred rent expense of $4,087,000 under the related operating leases.

Interest expense decreased by $599,000 for the six months June 30, 2000 as compared to the same period in 1999 primarily as a result of a $697,000 reduction of interest expense related to obtaining a right of offset on a mortgage note the Company purchased in which the interest costs on the related note payable now offset the interest income. This was offset by a $98,000 increase in interest expense, primarily as a result of the Company's acquisition of one nursing facility, which was purchased subject to a mortgage loan payable. Interest expense on the line of credit with LTC Properties decreased from $867,000 for the six months ended June 30, 1999 to $768,000 for the six months ended June 30, 2000 due to the reduction in the average outstanding balance of the line of credit for the six months ended June 30, 2000 as compared to the same period in 1999.

The decrease of $156,000 in depreciation expense is primarily due to the sale of two assisted living facilities to LTC Properties during the fourth quarter of 1999. The increase in other operating and administrative costs for the six months ended June 30, 2000 is the result of the commencement of nursing operations in September 1999.

No benefit for income taxes was recorded for the six months ended June 30, 2000 or 1999 since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

LTC Properties has provided the Company with a $20,000,000 unsecured line of credit that bears interest at an annual rate of 10% and matures in 2008. As of June 30, 2000 the Company had borrowings outstanding under the unsecured line of credit of $19,495,000. As of July 6, 2000, the maximum borrowings of $20,000,000 was outstanding under the line of credit. As of June 30, 2000, cash and cash equivalents were $98,000 and the Company had total net working capital of $5,076,000.

Net cash used in operating activities for the six months ended June 30, 2000 was $10,055,000. The use of cash in operating activities is largely attributable to the Company's commencement of operations at 14 facilities beginning January 1, 2000, which resulted in an increased investment in net working capital at June 30, 2000. In addition, in connection with the transition of these facilities to the Company, government payments for services performed continued to be paid to the prior owners and therefore, the Company has receivables due from prior owners. For the six months ended June 30, 2000, the Company assumed operations of nursing facilities over various periods of time. State and federal regulations require various licensure and certifications to approve a new operator to receive reimbursement under Medicare and Medicaid programs. During the period between assuming operations and obtaining all required licensure and certifications, the Company needs to utilize working capital to fund operations. Currently the Company has only five locations that have not received all necessary licensure and certifications under the Medicare program. For the six months ended June 30, 2000, Medicare revenue for these facilities represented 2% of total net patient revenue. The Company anticipates receiving all necessary certifications during the third quarter and as a result, the Company anticipates that accounts receivable will be reduced through the receipt of payment for services performed in prior periods thus generating available cash for operations. The Company has recently received rate increase letters from five states granting rate increases for Medicaid qualified patients. At current census levels, the Company estimates these rate increases will provide approximately $3,000,000 of additional annual revenue.

Net cash used in investing activities for the six months ended June 30, 2000 was $2,115,000. The Company purchased in the open market $560,000 face amount of LTC Properties 8.5% convertible subordinated debentures due January 1, 2001 for $521,000. The purchase of $1,675,000 of equipment for the three months ended June 30, 2000 was related primarily to the purchase of equipment and computer software associated with the start-up of the Company's management of the nursing operations previously managed by third party management companies.

Net cash provided by financing activities for the six months ended June 30, 2000 was $11,844,000. During 2000, the Company utilized borrowings under the line of credit of approximately $13,158,000 to fund the working capital requirements of the nursing facilities operated by the Company, to repurchase shares of its common stock and purchase the bonds of LTC Properties. Payments of $952,000 were made on notes and mortgage loans during the six months ended June 30, 2000.

The Company believes that through its management there will be improvement in stabilizing the operations of the nursing facilities and therefore, the Company anticipates that available cash and cash flow from future operations will be adequate to meet its short-term liquidity requirements. Additionally, events that may provide improved cash flow from operations include discussions between LTC Properties and the Company regarding evaluating the current rents on its properties. The results of the review may be to reduce certain rents or to close and sell certain facilities. Rent reductions in the range of $2,000,000 to $4,000,000 annually have been preliminarily discussed with LTC Properties but no assurances can be given such reductions or any reductions will be granted. In addition, the Company is pursuing an effort to sell select properties. The Company owns six nursing facilities and four assisted living facilities that are leased to third party operators under triple net leases. The Company has obtained new appraisals on two of these facilities which indicate values significantly in excess of the Company's net investment in these facilities. No assurances can be given that the Company will complete any sale of these properties.

The ability of the Company to satisfy its long term liquidity requirements will be dependant upon additional financing and the result of the measures being taken to increase capital as discussed above. In addition, the Company is dependant upon its future performance, which will be subject to prevailing economic conditions and to financial, business, economic and other factors beyond the Company's control. There can be no assurance that future healthcare legislation or other efforts by governmental and private payors to reduce healthcare costs will not have a material adverse effect on the Company's results of operations, liquidity and financial position. LTC Properties has provided the Company with $20,000,000 unsecured line of credit that bears interest at 10% and matures in March 2008. As of July 6, 2000 the maximum borrowings of $20,000,000, was outstanding under the line of credit. LTC Properties is in discussions with its lenders to allow the line of credit to the Company to be increased to $25,000,000. However, LTC Properties has advised the Company that as of June 30, 2000, $143,500,000 was outstanding under LTC Properties' $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility"), which provides for a maturity of October 2, 2000. LTC Properties has been negotiating a renewal of the Revolving Credit Facility, as well as a renewal of a $25,000,000 term loan (the "Term Loan"), which also provides for a maturity of October 2, 2000. Bank of America Corporation, one of the nine lenders/participants in the Revolving Credit Facility, has recently indicated it would not agree to renew its participation in the Revolving Credit Facility unless LTC Properties agrees to new terms which LTC Properties believes are not commercially reasonable. Failure to renew the Revolving Credit Facility and the Term Loan on commercially reasonable terms could have a material adverse effect on LTC Properties and the Company. In the event that LTC Properties and the lenders are unable to agree on a renewal of the Revolving Credit Facility, as well as the Term Loan; the amounts outstanding thereunder would be due on October 2, 2000, and LTC Properties does not have a source for repayment of such amounts by such date. In addition, LTC Properties has $32,192,000 in principal amounts of Convertible Subordinated Debentures and certain other debt, which contain provisions permitting acceleration if there are certain defaults in LTC Properties' indebtedness, which would include defaults under the Revolving Credit Facility and the Term Loan. LTC Properties has consulted with legal counsel and is considering various alternatives if the Revolving Credit Facility and the Term Loan are not renewed, such as lender liability lawsuits, and seeking the protections afforded under Chapter 11 of the federal bankruptcy laws. Therefore, there are no assurances that LTC Properties will be able to increase the Company's line of credit to $25,000,000.

INSURANCE

In the past, there have been several insurance companies that have written coverage for general and professional liability of nursing facilities. However, many of these companies no longer provide such coverage, making it difficult for nursing facilities to obtain coverage. Further, when coverage is available, the premium has increased significantly. Thus far, the Company has been able to obtain coverage, however, the Company has had to pay increased premiums.

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

                                     PART II

                              LTC HEALTHCARE, INC.

                                OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

LTC Healthcare, Inc. held its Annual Meeting of Stockholders (the "Meeting") on May 22, 2000, at which the Company's stockholders voted to elect the nominated board of five directors for the ensuing year or until the election and qualification of their respective successors.

Holders of record of the Company's common stock as of the close of business on March 31, 2000 were entitled to vote at the Meeting. As of the close of business on March 31, 2000, there were 2,448,326 shares of common stock outstanding and entitled to vote and 2,041,804 of such shares were represented at the Meeting. Each of the directors received 91% of the shares cast in favor of his election.

The shares cast for each director were as follows: Andre C. Dimitriadis:
1,864,997 for and 176,807 withheld; James J. Pieczynski: 1,865,042 for and 176,762 withheld; Christopher T. Ishikawa: 1,865,065 for and 176,739 withheld; Bary G. Bailey: 1,865,167 for and 176,637 withheld; Steven Stuart: 1,865,174 for and 176,630 withheld.


ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company has received a letter from the Pacific Exchange (PCX) advising that the Company may be subject to delisting proceedings based upon the Company's negative Net Worth and Net Tangible Assets. The Company has until August 17, 2000 to submit a letter to the PCX outlining a plan of remediation. The Company is in the process of preparing this plan and letter but there can be no assurances that the plan will be accepted and approved by PCX. If PCX does not accept and approve the Company's plan, the Company would apply to be traded on the OTC Bulletin Board.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

27       Financial Data Schedule


         (B)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the Company during the three months ended June 30, 2000.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LTC Healthcare, Inc.
                              Registrant


Dated: August 11, 2000        By:  /s/  Wendy L. Simpson
                              --------------------------------
                                   WENDY L. SIMPSON
                                   Chief Financial Officer