Form 10-Q
period 2000-09-30
LTC HEALTHCARE INC
filed 2000-11-14
CIK 1059186

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459
                                   ----------

                                    FORM 10-Q
           (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

         Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Shares of Registrant's common stock, $.01 par value, outstanding at November 8, 2000 - 2,099,926 (excludes Treasury Shares of 1,235,956)


================================================================================

                              LTC HEALTHCARE, INC.


                                    FORM 10-Q

                               SEPTEMBER 30, 2000


                                      INDEX


                                                                                  PAGE
PART I -- FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets...........................................   3
           Consolidated Statement of Operations .................................   4
           Consolidated Statement of Cash Flows .................................   5
           Notes to Consolidated Financial Statements ...........................   6

  Item 2.  Management's Discussion and
           Analysis of Financial Condition and Results of Operations ............  10

PART II -- OTHER INFORMATION

  Item 5.  Market for Common Stock and Related Stockholder Matters...............  13

  Item 6.  Exhibits and Reports on Form 8-K .....................................  13

                              LTC HEALTHCARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)


                                                                         September 30, 2000    December 31,1999
                                                                         ------------------    ----------------
                                                                           (Unaudited)
ASSETS

Current Assets:

  Cash and cash equivalents                                                 $    757              $    424
  Accounts receivable, net of allowance for doubtful
     accounts: 2000 - $1,661;  1999 - $313                                    16,725                 6,131
  Prepaid expenses and other current assets                                    4,060                   815
                                                                            --------              --------
         Total current assets                                                 21,542                 7,370
Property and Equipment:
  Buildings, improvements and equipment                                       40,688                48,928
  Land                                                                         1,669                 2,246
  Accumulated depreciation                                                    (4,238)               (5,580)
                                                                            --------              --------
         Property and equipment, net                                          38,119                45,594
Other Assets:
  Equity securities                                                              699                 1,703
  Debt securities                                                             11,656                11,013
  Other assets                                                                   313                   694
                                                                            --------              --------
         Total other assets                                                   12,668                13,410
                                                                            --------              --------
    Total assets                                                            $ 72,329              $ 66,374
                                                                            ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                          $  4,464              $  1,549
  Accrued salaries and benefits                                                3,195                 1,272
  Current portion of mortgage loans payable                                      435                   626
  Other accrued liabilities                                                    5,513                 3,775
                                                                            --------              --------
         Total current liabilities                                            13,607                 7,222
Mortgage Loans Payable                                                        32,948                46,898
Line of Credit from LTC Properties                                            19,557                 6,337
                                                                            --------              --------
    Total liabilities                                                         66,112                60,457

Minority Interest                                                              3,518                 3,518
Commitments and Contingencies                                                   --                    --

Stockholders' Equity:
  Preferred stock $0.01 par value; 10,000,000 shares authorized                 --                    --
  Common stock $0.01 par value; 40,000,000 shares authorized;
     shares issued: 2000 - 3,335,882; 1999 - 3,335,882                            33                    33
  Capital in excess of par value                                              10,224                10,224
  Treasury stock: shares 2000 - 1,235,956; 1999 - 881,556                     (2,474)               (2,112)
  Accumulated deficit                                                         (2,184)               (3,851)
  Accumulated comprehensive loss                                              (2,900)               (1,895)
                                                                            --------              --------
         Total stockholders' equity                                            2,699                 2,399
                                                                            --------              --------
    Total liabilities and stockholders' equity                              $ 72,329              $ 66,374
                                                                            ========              ========

                             SEE ACCOMPANYING NOTES

                              LTC HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
               (In thousands, except share and per share amounts)


                                                                        Three Months Ended                  Nine Months Ended
                                                                          September 30,                       September 30,
                                                                    2000              1999               2000                1999
                                                               -----------        -----------        -----------        ------------
  Revenues:
  Net patient revenues                                         $    22,782        $       996        $    66,303        $       996
  Rental income                                                      1,211              1,826              3,778              5,395
  Interest and other income                                          1,632                476              2,725              1,144
                                                               -----------        -----------        -----------        -----------
         Total revenues                                             25,625              3,298             72,806              7,535


Costs and Expenses:
  Salaries and benefits                                             16,699                747             46,310                747
  Supplies                                                           2,909               --                8,889               --
  Rent - LTC Properties, Inc.                                        1,031                 95              5,118                 95
  Interest expense                                                     948                979              3,022              2,936
  Interest expense on line of credit
   from LTC Properties, Inc.                                           489                451              1,257              1,319
  Depreciation                                                         389                496              1,225              1,488
  Minority interest                                                     86                 86                257                257
  Other operating and administrative                                 5,924                586             15,541              1,245
                                                               -----------        -----------        -----------        -----------
          Total expenses                                            28,475              3,440             81,619              8,087
                                                               -----------        -----------        -----------        -----------
Operating loss                                                      (2,850)              (142)            (8,813)              (552)

Gain on sale of real estate properties                              10,481               --               10,481               --
                                                               -----------        -----------        -----------        -----------
Income (loss) before provision for
 income taxes                                                        7,631               (142)             1,668               (552)
Provision for income taxes                                            --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------
Net income (loss)                                              $     7,631        $      (142)       $     1,668        $      (552)
                                                               ===========        ===========        ===========        ===========

Weighted average shares outstanding                              2,099,926          2,688,686          2,240,207          2,743,844

Net income (loss) Per Common Share:
  Basic and diluted net loss per share                         $      3.63        $     (0.05)       $      0.74        $     (0.20)
                                                               ===========        ===========        ===========        ===========

Comprehensive income (loss):
  Net income (loss)                                            $     7,631        $      (142)       $     1,668        $      (552)
  Unrealized loss on available-for-sale
   equity securities                                                  (458)              (501)            (1,005)            (1,521)
                                                               -----------        -----------        -----------        -----------
Total comprehensive income (loss)                              $     7,173        $      (643)       $       663        $    (2,073)
                                                               ===========        ===========        ===========        ===========

                             SEE ACCOMPANYING NOTES

                              LTC HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                 (In thousands)


                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                         2000                1999
                                                                                                       --------            ---------
OPERATING ACTIVITIES:
  Net income (loss)                                                                                    $  1,668            $   (552)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation                                                                                          1,225               1,488
    Other non-cash items                                                                                   (117)                (86)
  Gain on sale of real estate properties                                                                (10,481)               --
  Increase in accounts receivable, net                                                                   (8,974)               (724)
  (Increase) Decrease in prepaid expenses and other assets                                                  864                (170)
  Increase in accounts payable                                                                            2,333                 213
  Increase in accrued salaries and benefits                                                               1,923                 385
  Increase in accrued expenses and other liabilities                                                      1,538                 178
                                                                                                       --------            --------
            Net cash provided by (used in) operating activities                                          (9,937)                732
INVESTING ACTIVITIES:
  Purchase of LTC Properties bonds                                                                         (521)               --
  Acquisition of business                                                                                  --                  (450)
  Property and equipment additions                                                                       (2,461)               --
  Investment in notes receivable                                                                           --                (2,011)
  Payment of note receivable                                                                                500                --
  Other                                                                                                      17                (586)
                                                                                                       --------            --------
            Net cash used in investing activities                                                        (2,465)             (3,047)
                                                                                                       --------            --------
FINANCING ACTIVITIES:
  Advances under line of credit from LTC Properties                                                      14,753               8,123
  Payments on line of credit from LTC Properties                                                           (565)             (4,674)
  Principal payments on notes and mortgage loans payable                                                 (1,091)               (423)
  Repurchase of common stock                                                                               (362)             (1,336)
                                                                                                       --------            --------
            Net cash provided by (used in) financing activities                                          12,735              (1,690)
                                                                                                       --------            --------
Increase (decrease) in cash and cash equivalents                                                            333                (625)
Cash and cash equivalents, beginning of period                                                              424               1,012
                                                                                                       --------            --------
Cash and cash equivalents, end of period                                                               $    757            $    387
                                                                                                       ========            ========

Supplemental disclosure of cash flow information:
        Interest paid                                                                                  $  3,853            $  3,753

Non-cash investing and financing activities:
Non-cash acquisition of working capital                                                                $    581            $   --
Purchase of mortgage loans receivable with a non-recourse note payable                                       --              13,691
Reduction of mortgage loan payables  for sale of real estate properties                                  13,696                --
Reduction of line of credit from LTC properties for sale of real estate                                   5,347                --
properties

                             SEE ACCOMPANYING NOTES

                              LTC HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The principal business of the Company is providing long-term healthcare services through the operation of nursing facilities. As of December 31, 1999, the Company operated 18 nursing facilities. On January 1, 2000 the Company leased five additional nursing facilities from LTC Properties and began operating the facilities as of such date. In addition, on January 1, 2000 the Company began operating eight facilities pursuant to a management agreement. In connection with the commencement of operations at five nursing facilities on January 1, 2000, the Company purchased $1,620,000 of accounts receivable, $90,000 of prepaid and other assets and $5,000 of cash. In addition, the Company assumed $584,000 of accounts payable and $550,000 of accrued liabilities. In connection with this purchase, the Company was obligated on a term loan of $581,000. On February 1, 2000, the Company leased one additional facility and began operations on such date. In April 2000, LTC Properties sold a facility in North Carolina that has continued to be operated by the Company through September 30, 2000 under a short-term management agreement with the new owner. The Company no longer has operations in North Carolina. At September 30, 2000, the Company operated 30 nursing facilities with 3,357 licensed beds and one rehabilitation hospital with 84 beds. The facilities operated by the Company at September 30, 2000 are located in eight states (Florida, Georgia, Illinois, Iowa, Kansas, Texas, North Carolina and Virginia) and are collectively referred to herein as nursing facilities. The Company was operating a 100-bed nursing facility in North Carolina under a short-term management contract. As of October 1, 2000, the Company no longer operates this facility and no longer has operations in North Carolina. In addition to the operation of nursing facilities, as of September 30, 2000, the Company owned four nursing facilities and four assisted living facilities that were leased to third party operators under triple net leases.

The consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments (all of which were normal and re-occurring) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2000 and 1999 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read along with the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results for a full year.

2. SEGMENT REPORTING

The Company has one operating segment, nursing operations. Nursing operations include revenues generated by providing long-term healthcare services in nursing facilities operated by the Company and rental income

                              LTC HEALTHCARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

generated by leasing long-term healthcare facilities owned by the Company to third party operators. The Company commenced operating nursing facilities on September 1, 1999. Prior to September 1, 1999, the Company's revenues consisted primarily of rental income from the ownership of long-term care facilities leased to third party operators.

3. RELATED PARTIES

LTC Properties has provided the Company with a $20,000,000 unsecured line of credit that bears interest at 10% and matures in March 2008. As of September 30, 2000 and December 31, 1999, $19,557,000 and $6,337,000, respectively, were outstanding under the line of credit. The Company has been dependant upon LTC Properties for capital and financing. On October 31, 2000, LTC Properties signed a new four year Senior Secured Revolving Credit Agreement (the "Secured Revolving Credit"). The Secured Revolving Credit initially provides LTC Properties with $185,000,000 of total commitments with periodic reductions of these commitments to fully retire the commitments as of October 2, 2004. LTC Properties is permitted under provisions of the Secured Revolving Credit to loan the Company up to $25,000,000. The Company and LTC Properties have not increased the unsecured line of credit between the companies. Should any such amendment be proposed, it would need approval of the independent board members of each company's board.

For the three months ended September 30, 2000 and 1999, the Company recorded interest expense related to the unsecured line of credit of $489,000 and $451,000, respectively. For the nine months ended September 30, 2000 and 1999, the Company recorded interest expense related to the unsecured line of credit of $1,257,000 and $1,319,000, respectively

The Company and LTC Properties had entered into an administrative services agreement under which LTC Properties provided management and administrative services to the Company. During the second quarter of Fiscal 2000, the agreement was terminated with an effective date of January 1, 2000 since the Company now has its own management and administrative staff. LTC Properties will continue to provide advisory services to the Company. For the three and nine months ended September 30, 1999, the Company reimbursed LTC Properties $162,000 and $577,000, respectively for administrative and management advisory services as provided for under the administrative services agreement. The LTC Properties' Board of Directors appointed the Company as its exclusive sales agent for all skilled nursing facilities that are owned by LTC Properties for a period of one year and approved a commission agreement with the Company. During the three and nine months ended September 30, 2000, the Company received sales commissions of approximately $1,354,000 and $1,600,000, respectively pursuant to the agreement. The sales commission is included in interest and other income.

In April 2000, LTC Properties sold a facility that continued to be operated by the Company through September 30, 2000. The Company no longer operates the facility. For the nine months ended September 30, 2000, the facility generated approximately $1,748,000 of net revenues. On August 9, 2000, LTC Properties sold one facility in Tennessee and the Company ceased operating the facility as of that date. For the nine months ended September 30, 2000, the facility generated approximately $1,679,000 of net revenues. As of September 30, 2000, the Company operated 27 nursing facilities that are owned by LTC Properties. The Company recorded rental expense of approximately $1,031,000 and $5,118,000 respectively for properties owned by LTC Properties during the three and nine months ended September 30, 2000. These properties are leased from LTC Properties, in general, on a short-term basis, and new rental rates as of July 1, 2000 were approved by the independent members of the Board of Directors of both LTC Properties and the Company. The new rates are for one year, ending June 30, 2001, at which time all leases will be reevaluated by LTC Properties and the Company. Annual rental to LTC Properties under these new rates is approximately $4,100,000.

On September 6, 2000, the Company sold 100% of the common stock of Coronado Corporation ("Coronado") and Park Villa Corporation ("Park Villa") to LTC Properties for a total purchase price of $19,200,000, which was

                              LTC HEALTHCARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)


based on independent appraisals. Coronado and Park Villa were owned properties, subject to mortgage debt, leased to other operators. As a result of the sales, the Company eliminated approximately $13,700,000 of mortgage debt, satisfied approximately $5,300,000 in obligations to LTC Properties and recognized a gain on sale of assets of approximately $10,500,000. Income generated from Coronado and Park Villa, net of debt obligations and depreciation, on the properties was immaterial for the three and nine months ended September 30, 2000 and 1999.

As of September 30, 2000, the Company had mortgage loans secured by 6 nursing facilities with total outstanding principle of $16,472,000 and a weighted average interest rate of 9.24 % payable to LTC Properties' REMIC pools. One of the nursing facilities securing the mortgage loans payable to LTC Properties, REMIC pools is operated by the Company, one nursing facility was closed during the periods presented and reopened on May 16, 2000 and was eligible to participate in the Medicaid program as of July 20, 2000, and the remaining four nursing facilities are leased to third party operators.

As of September 30, 2000, the Company owned 194,100 shares of LTC Properties common stock. As of September 30, 2000, the Company owned $560,000 face amount of LTC Properties 8.5% convertible subordinated debentures.

4. DEBT AND EQUITY SECURITIES

The Company has Regent Assisted Living, Inc. ("Regent") Debentures that mature on March 31, 2008 and bear interest at 7.5% and are convertible at $6.75 per share. As of September 30, 2000 and December 31, 1999, based on management's estimates, the fair value of the Regent Debentures was approximately $5,100,000.

As of September 30, 2000 and December 31, 1999, the fair value of the Assisted Living Concepts, Inc. ("ALC") convertible debentures, which bear interest at 5.625%, based on quoted market prices, was approximately $1,590,000 and $1,800,000, respectively. As of September 30, 2000 and December 31, 1999 the Company owned 30,847 shares of ALC common stock, which was recorded at its fair value of $19,000 and $66,000, respectively. Unrealized holding losses on changes in the fair value of the Company's investment in ALC common stock of $47,000 and $0 are included in comprehensive loss for the nine months ended September 30, 2000 and September 30, 1999, respectively.

As of September 30, 2000, the fair value of the LTC Properties 8.5% convertible subordinated debentures, based on quoted market prices, was approximately $505,000.

At September 30, 2000 and December 31, 1999, the Company's investment in LTC Properties common stock was recorded at its fair value of $679,000 and $1,638,000, respectively, in the accompanying balance sheets. Unrealized holding losses on changes in the fair value of the Company's investment in LTC Properties common stock of $959,000 are included as a comprehensive loss for the nine months ended September 30, 2000.

5. LONG-TERM DEBT

LTC Properties has provided the Company with a $20,000,000 unsecured line of credit that bears interest at 10% and matures in March 2008. As of September 30, 2000 and December 31, 1999, $19,557,000 and $6,337,000, respectively was outstanding under the line of credit.

At September 30, 2000 and December 31, 1999, the Company had total outstanding mortgage loans of $33,383,000 and $47,524,000, respectively with a weighted average interest rate of 8.25%.

                              LTC HEALTHCARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)


6. CONTINGENCIES

The Company is not party to any legal proceedings, which in the opinion of management, would have a material adverse affect on the Company's financial position, results of operations or liquidity.

7. STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2000 and 1999, the Company repurchased 354,400 shares and 501,006 shares, respectively, of the Company's common stock for an aggregate respective purchase price of approximately $362,000 and $1,336,000. In addition, during the nine months ended September 30, 2000, the Company granted 118,000 stock options at an exercise price of $2.50. The options vest over three to five years from original date of grant and expire the earlier of seven years from the date of vesting and ten years from the date of grant.

8. CONCENTRATION OF CREDIT RISKS

The Company has significant accounts receivable whose collectibility or realizability is dependent upon the performance of certain government programs, primarily Medicare and Medicaid.

As of September 30, 2000 and December 31, 1999, the Company's investment of $8,500,000 in Regent's convertible subordinated debentures represented 12% and 13%, respectively, of the Company's total assets.

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


                                                                                     (Unaudited)
                                     (Unaudited)                            Three Months Ended June 30,
                                     June 30, 2000   December 31, 1999        2000              1999
                                     -------------   -----------------   ----------------   --------------
                                                                                   (in thousands)
REGENT
  Total assets                          $64,685          $62,686                 N/A              N/A
  Total debt                            $47,637          $43,542                 N/A              N/A
  Total stockholders' deficit           $(7,942)         $(5,311)                N/A              N/A
  Total revenues                           N/A               N/A             $15,939          $13,034
  Loss before taxes                        N/A               N/A             $(1,369)         $(1,705)
  Net loss                                 N/A               N/A             $(1,369)         $(1,705)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

The Company was formed in March 1998 and was spun off by LTC Properties, Inc. ("LTC Properties") on September 30, 1998. The Company commenced operating nursing facilities on September 1, 1999; therefore, operating results for the nine months ended September 30, 2000 are not comparable with the same period in 1999. At September 30, 2000, the Company operated 30 nursing facilities with a total of 3,357 licensed beds and one rehabilitation hospital with 84 beds and owned 4 nursing facilities and 4 assisted living facilities that were leased to third party operators.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Total revenues for the three months ended September 30, 2000 increased to $25,625,000 from $3,298,000 for the same period in 1999. Patient revenues of $22,782,000 are attributable to the commencement of nursing operations in September 1999. Rental income for the three months ended September 30, 2000 decreased $615,000 due to the sale of two assisted living facilities to LTC Properties and the termination of a lease with one nursing facility offset by the rental increases as provided for in the lease agreements.

Salaries and benefits of $16,699,000, supplies of $2,909,000 and other operating and administrative costs of $5,925,000 for the three months ended September 30, 2000 relate to the commencement of operating nursing facilities and the start-up of the Company's management of nursing operations previously managed by third-party management companies. As of September 30, 2000, 27 of the nursing facilities operated by the Company were leased from LTC Properties and incurred rent expense of $1,031,000 under the related operating leases.

Interest expense decreased by $31,000 for the three months September 30, 2000 as compared to the same period in 1999 primarily as a result of a $111,000 reduction of interest expense related to reduction in mortgage debt as a result of the sale of Coronado and Park Villa. This was offset by a $80,000 increase in interest expense, primarily as a result of the acquisition of one nursing facility, which was purchased subject to a mortgage loan payable and additional interest expense related to financing of insurance premiums. Interest expense on the line of credit with LTC Properties increased from $451,000 for the three months ended September 30, 1999 to $489,000 for the three months ended September 30, 2000 due to the higher average outstanding balance of the line of credit for the three months ended September 30, 2000 as compared to the same period in 1999.

The decrease of $107,000 in depreciation expense is primarily due to the sale of two assisted living facilities to LTC Properties during the fourth quarter of 1999. The increase in other operating and administrative costs for the three months ended September 30, 2000 is the result of the commencement of nursing operations in September 1999.

No benefit for income taxes was recorded for the three months ended September 30, 2000 or 1999 since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carry-forwards.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Total revenues for the nine months ended September 30, 2000 increased to $72,806,000 from $7,535,000 for the same period in 1999. Patient revenues of $66,303,000 are attributable to the commencement of nursing operations in September 1999. Rental income for the nine months ended September 30, 2000 decreased $1,617,000 due to the sale of two assisted living facilities to LTC Properties and the termination of a lease with one nursing facility offset by the rental increases as provided for in the lease agreements.

Salaries and benefits of $46,310,000, supplies of $8,889,000 and other operating and administrative costs of $15,541,000 for the nine months ended September 30, 2000 relate to the commencement of operating nursing facilities and the start-up of the Company's management of nursing operations previously managed by third-party management companies. As of September 30, 2000, 27 of the nursing facilities operated by the Company were leased from LTC Properties and incurred rent expense of $5,118,000 under the related operating leases.

Interest expense increased by $86,000 for the nine months September 30, 2000 as compared to the same period in 1999 primarily as a result of $205,000 of additional interest related to financing of insurance premiums and an increase in interest expense associated with the Company's acquisition of one nursing facility, which was purchased subjected to a mortgage loan. This was offset by a $121,000 reduction in interest expense related to a reduction in mortgage debt as a result of the sale of Coronado and Park Villa. Interest expense on the line of credit with LTC Properties decreased from $1,319,000 for the nine months ended September 30, 1999 to $1,257,000 for the nine months ended September 30, 2000 due to the reduction in the average outstanding balance of the line of credit for the nine months ended September 30, 2000 as compared to the same period in 1999.

The decrease of $263,000 in depreciation expense is primarily due to the sale of two assisted living facilities to LTC Properties during the fourth quarter of 1999.

No benefit for income taxes was recorded for the nine months ended September 30, 2000 or 1999 since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

LTC Properties has provided the Company with a $20,000,000 unsecured line of credit that bears interest at an annual rate of 10% and matures in 2008. As of September 30, 2000 the Company had borrowings outstanding under the unsecured line of credit of $19,557,000. LTC Properties' Secured Revolving Credit permits LTC Properties to loan the Company up to $25,000,000. The Company and LTC Properties have not increased the unsecured line of credit between the companies. Should such amendment be proposed, it would need approval of the independent board members of each company's board. No assurances can be given that such approval would be granted.

Net cash used in operating activities for the nine months ended September 30, 2000 was $9,937,000. The use of cash in operating activities is largely attributable to the Company's commencement of operations at 14 facilities beginning January 1, 2000, which resulted in an increased investment in net working capital at September 30, 2000. In addition, in connection with the transition of these facilities to the Company, government payments for services performed continued to be paid to the prior owners and therefore, the Company has receivables due from prior owners. For the nine months ended September 30, 2000, the Company assumed operations of nursing facilities over various periods of time. State and federal regulations require various licensure and certifications to approve a new operator to receive reimbursement under Medicare and Medicaid programs. During the period between assuming operations and obtaining all required licensure and certifications, the Company needs to utilize working capital to fund operations. Currently the Company has only one facility that has not received all necessary licensure and certifications under the Medicare program. For the nine months ended September 30, 2000, Medicare revenue for this facility was approximately $106,000. The Company anticipates receiving all necessary certifications during the fourth quarter. The Company has experienced increases in cash receipts as facilities previously awaiting governmental approval receive approval to bill the governmental programs. The Company anticipates that accounts receivable will be reduced through the receipt of payment for services performed in prior periods thus generating available cash for operations.

Net cash used in investing activities for the nine months ended September 30, 2000 was $2,465,000. The Company purchased in the open market $560,000 face amount of LTC Properties 8.5% convertible subordinated debentures due January 1, 2001 for $521,000. The purchase of $2,461,000 of equipment for the three months ended September 30, 2000 was related primarily to the purchase of equipment and computer software associated with the start-up of the Company's management of the nursing operations previously managed by third party management companies.

Net cash provided by financing activities for the nine months ended September 30, 2000 was $12,735,000. During 2000, the Company utilized borrowings under the line of credit of approximately $14,753,000 to fund the working capital requirements of the nursing facilities operated by the Company, to repurchase shares of its common stock and purchase the bonds of LTC Properties. Payments of $1,091,000 and $565,000 were made on notes and mortgage loans and the LTC Properties line of credit during the nine months ended September 30, 2000 respectively.

The Company believes that through its management there will be improvement in stabilizing the operations of the nursing facilities and therefore, the Company anticipates that available cash and cash flow from future operations will be adequate to meet its short-term liquidity requirements. Additionally, LTC Properties and the Company have agreed to reduce rents for one year, ending June 30, 2001, on facilities leased from LTC Properties. The result of the reduced rents will reduce expenses by approximately $3,475,000 annually to a total annual rent of approximately $4,100,000.

The ability of the Company to satisfy its short and long term liquidity requirements will be dependant upon additional financing and the result of the measures being taken to increase capital as discussed above. In addition, the Company is dependant upon its future performance, which will be subject to prevailing economic conditions and to financial, business, economic and other factors beyond the Company's control. There can be no assurance that future healthcare legislation or other efforts by governmental and private payors to reduce healthcare costs will not have a material adverse effect on the Company's results of operations, liquidity and financial position.

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may", "will", "expect", "should" or comparable terms or negatives thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government policy relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, changes in reimbursement by other third party payors, the financial strength of the Company's facilities as it affects the Company's continuing ability to meet the obligations under the terms of the Company's agreements with its lenders.

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

                                     PART II

                              LTC HEALTHCARE, INC.

                                OTHER INFORMATION


ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company has received a letter from the Pacific Exchange (PCX) advising that the Company may be subject to delisting proceedings based upon the Company's share bid price being below the $1.00 PCS minimum. The Company has until November 25, 2000 to cure the deficiency. The letter states, "If the deficiency remains outstanding on November 25, 2000, the Equity Qualification Department will proceed to delist the issue by filing to strike the Company's security from listing and registration on the Exchange with the SEC pursuant to SEC Rule 12d-2." Should PCX proceed with a delisting action, the Company would apply to be traded on the OTC Bulletin Board.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    EXHIBITS

        27     Financial Data Schedule


        (b)    REPORTS ON FORM 8-K

               On September 21, 2000, the Company filed a Current Report on Form 8-K dated September 6, 2000 reporting that the Company sold 100% of the stock of Coronado Corporation and Park Villa Corporation to LTC Properties, Inc. for a total purchase price of $19,200,000 which was based on independent appraisals. LTC Properties assumed approximately $13,700,000 in mortgage debt and net proceeds of approximately $5,300,000 was used to pay outstanding obligations to LTC Properties.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LTC Healthcare, Inc.
                                        Registrant


Dated: November 14, 2000                By:  /s/  WENDY L. SIMPSON
                                             -----------------------
                                             Wendy L. Simpson
                                             Chief Financial Officer