Form 10-K405
period 2000-12-31
LTC HEALTHCARE INC
filed 2001-04-02
CIK 1059186

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)
    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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
Yes   X  No
    ----    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Company is approximately $1,618,529 as of March 20, 2001.

                                    1,758,526
       (Number of shares of common stock outstanding as of March 20, 2001)

Part III is incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders.

================================================================================

                 STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

CERTAIN INFORMATION CONTAINED IN THIS ANNUAL REPORT INCLUDES STATEMENTS THAT ARE NOT PURELY HISTORICAL AND ARE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS OTHER THAN HISTORICAL FACTS CONTAINED IN THIS ANNUAL REPORT ARE FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ALL FORWARD LOOKING STATEMENTS INCLUDED IN THIS ANNUAL REPORT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE SUCH FORWARD LOOKING STATEMENTS. ALTHOUGH WE BELIEVE THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD LOOKING STATEMENTS ARE REASONABLE, NO ASSURANCE CAN BE GIVEN THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. THE ACTUAL RESULTS ACHIEVED BY US MAY DIFFER MATERIALLY FROM ANY FORWARD LOOKING STATEMENTS DUE TO THE RISKS AND UNCERTAINTIES OF SUCH STATEMENTS.

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

The principal business of the Company is providing long-term healthcare services through the operation of nursing facilities. As of March 1, 2001, the Company operated 30 skilled nursing facilities with 3,377 licensed beds and one rehabilitation hospital with 84 licensed beds. Of the 30 skilled nursing facilities, five facilities with a total of 732 licensed beds are managed by the Company under a management agreement with LTC Properties. Four of the five facilities are managed by the Company during a transition period. The facilities operated by the Company are located in seven states and are collectively referred to herein as nursing facilities. In addition to the operation of nursing facilities, as of March 1, 2001, the Company owned four nursing facilities and four assisted living facilities that were leased to third party operators under triple net leases.

OPERATIONS

The Company has one operating segment, nursing operations. Nursing operations include revenues generated by providing long-term healthcare services in nursing facilities operated by the Company and rental income generated by leasing long-term care facilities owned by the Company to third party operators.

Prior to September 1, 1999, the Company's revenues consisted primarily of rental income from the ownership of long-term care facilities leased to third party operators. In August 1999 the Company acquired Generations Management Services, Inc. ("Generations"), a nursing facility management company. For the period from August 20, 1999 to December 31, 1999, Generations managed the operations of nine nursing facilities for a third party provider of long-term care under a fee based management agreement. Eight of the facilities managed for the third party provider were leased to the third party by LTC Properties and the remaining facility was leased to the third party by the Company. The facility owned by the Company was closed throughout the term of the management agreement. The third party manager anticipated the Company owned facility would be licensed and opened. On December 31, 1999 the management agreement was terminated between Generations and the third party provider. A new at risk management agreement was entered into between the third party provider and the Company effective January 1, 2000 for the eight facilities leased to the third party provider from LTC Properties. During 2000 two leases between LTC Properties and the third party provider were terminated and the facilities were leased directly to the Company from LTC Properties. Concurrently, the management agreement between the Company and the third party provider was terminated for the two facilities now leased directly from LTC Properties.

On September 1, 1999 the Company entered into operating leases with LTC Properties for six remaining facilities and began operating the six nursing facilities. In October 1999 the Company began operating 12 additional nursing facilities. Eleven of the nursing facilities the Company began operating in October 1999 are leased from LTC Properties and the remaining facility was acquired by the Company. The Company initially entered into management agreements with two third party operators of long-term care facilities for the management of the 12 facilities. Effective February 29, 2000, the management agreement with one of the third party operators was terminated and the Company began operating nine of the facilities on March 1, 2000. The management agreement for the remaining three facilities was terminated on March 31, 2000 and the Company began operating those facilities on April 1, 2000.

On January 1, 2000, the Company began operating five facilities that are leased from LTC Properties, and effective February 1, 2000, the Company began operating one facility that is leased from a third party. In May of 2000, the facility owned by the company that was formerly closed was opened.

In June of 2000 LTC Properties terminated the lease on a facility operated by the Company. Also, during 2000 LTC Properties sold two facilities that were leased to the Company. On August 9, 2000 the lease was terminated on one of the facilities and the Company ceased operating the facility. The lease was terminated on the second facility on September 30, 2000.

Effective January 1, 2001, the Company and LTC Properties agreed to terminate leases for four facilities containing a total of 603 beds in four states. These facilities are being operated by the Company under a short-term management agreement with LTC Properties during a transition period.

On March 1, 2000, the Company began operating an additional facility not formerly operated by the Company under a short-term management agreement with LTC Properties.

As a result, as of March 1, 2001 the Company operates 31 nursing facilities with 3,461 licensed beds.

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

The Company believes that the margins of its nursing operations can be improved through direct management by the Company of the operations of the nursing facilities and by increasing patient census. The Company's strategy is to improve patient census while providing comprehensive quality services to the residents of its nursing facilities within the reimbursement constraints imposed by third party payors.

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

EMPLOYEES

As of March 1, 2001, the Company had approximately 3,450 employees.

GOVERNMENTAL REGULATION

GENERAL. The Company derives a substantial portion of its revenue from third party payors, including the Medicare and Medicaid programs. The Medicare program was enacted in 1965 to provide a nationwide federally funded health insurance program for the elderly and certain disabled persons. The Medicaid program is a joint federal-state cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind or disabled individuals, and members of families with dependent children, whose income and resources are insufficient to meet the costs of necessary medical services. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative regulations and rulings, interpretation and discretion, which may affect payments made to providers under these programs. The amounts of program payments received by the Company can be changed by legislative or regulatory actions and by determinations made by fiscal intermediaries and other payment agents acting on behalf of the programs.

COST BASED REIMBURSEMENT. The Medicare program historically utilized a cost-based retrospective reimbursement system for nursing facilities. These facilities were reimbursed for reasonable direct and indirect allowable costs incurred in providing "routine services" (as defined by the program and subject to certain limits) as well as capital costs and ancillary costs. Pursuant to the Balanced Budget Act of 1997 (the "Balanced Budget Act") discussed below, Medicare is phasing in a prospective payment system ("PPS") for skilled nursing facilities starting with cost reporting periods beginning on or after July 1, 1998.

BALANCED BUDGET ACT - MEDICARE. The Balanced Budget Act, enacted on August 5, 1997, made numerous changes to the Medicare and Medicaid programs that affect our nursing facilities. With respect to the Medicare program, the law required the Secretary of the Department of Health and Human Services ("HHS") to establish a prospective payment system ("PPS") for Medicare Part A skilled nursing facility services, under which facilities are paid a federal per diem rate for virtually all covered services. Payment is determined by Resource Utilization Groups ("RUGs"). PPS is being phased in over three cost reporting periods, and started with cost reporting periods beginning on or after July 1, 1998. Subsequent legislation (see discussion below on the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act) increased the per diem rate for certain higher-acuity patients. The Balanced Budget Act also instituted a consolidated billing requirement for skilled nursing facilities, under which such facilities must submit Medicare claims to the fiscal intermediary for all the Part A and Part B services that its residents receive, except for certain specifically excluded services. Moreover, the law established: (1) a $1,500 per beneficiary annual cap for all outpatient physical therapy services and speech language pathology services; and (2) a $1,500 per beneficiary annual cap for all outpatient occupational therapy services. These annual payment caps are temporarily suspended through 2002.

All but two of the Company's facilities participate in the Medicare program and are operating under PPS. PPS has resulted in more intense price competition and lower margins for operators. There can be no assurance that the Company will be successful in reducing costs of services below the PPS payment rates, or that the failure of the Company to do so will not have a material adverse effect on the Company's liquidity, financial condition and results of operations.

BALANCED BUDGET REFINEMENT ACT - MEDICARE. In the Balanced Budget Refinement Act, enacted November 29, 1999, Congress sought to mitigate some of the effects of the Balanced Budget Act. With respect to skilled nursing facilities, the law temporarily increases the PPS per diem rates by 20 percent for 15 patient categories (based on acuity). This payment increase is intended to compensate skilled nursing facilities for the provision of care to medically complex patients, pending appropriate refinements to the PPS system. Facilities providing care to patients falling within every non-rehabilitation patient category above the presumptive (rebuttable) Medicare eligibility line will benefit from this increase. Three patient categories falling within the "high" and "medium" rehabilitation category also are subject to the increase. The increased payments began on April 1, 2000, and will end when the Health Care Financing Administration ("HCFA") implements a refined RUG system that better accounts for medically-complex patients. The law also provides for a four percent increase in the federal per diem payment rates for all patient acuity categories in both fiscal years 2001 and 2002. This increase is calculated exclusive of the 20 percent rate increase for the 15 acuity categories subject to direct adjustments. The 20 percent rate increase for medical complexity will not be built into the base payment rates, however, and therefore future updates to the federal payment rates will be calculated from the initial base rate. The law also provides for a one-time waiver for skilled nursing facilities that elect to immediately transition to the full federal rate (rather than a blend of the federal rate and a facility-specific rate during the three year transition period) on or after December 15, 1999, for cost reporting periods beginning on or after January 1, 2000. In addition to the per diem rate increases for certain patient categories, the Balanced Budget Refinement Act temporarily suspended for years 2000 and 2001 the reimbursement caps on Part B therapy services imposed by the Balanced Budget Act. The law also excluded certain additional items and services from the Part A skilled nursing facility consolidated billing requirement.

BENEFITS IMPROVEMENT AND PROTECTION ACT - MEDICARE. The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, signed into law December 21, 2000, includes provisions designed to further mitigate the effects of reimbursement cuts contained in the Balanced Budget Act. Among other things, the Benefits Improvement and Protection Act eliminates the scheduled reduction in the skilled nursing facility market basket update in fiscal year 2001, implemented in two phases. Specifically, the update rate for October 1, 2000 through March 31, 2001 is the market basket index ("MBI") increase minus one percentage point; the update for the period April 1, 2001 through September 30, 2001 is the MBI increase plus one percentage point. This increase will not be included when determining payment rates for the subsequent period. In fiscal years 2002 and 2003, payment updates will equal the MBI increase minus 0.5 percentage points. Temporary increases in the federal per diem rates under the Balanced Budget Refinement Act will be in addition to these payment increases. The Benefits Improvement and Protection Act also increases payment for the nursing component of each RUG by 16.66 percent for services furnished after April 1, 2001 and before October 1, 2002. Moreover, the Benefits Improvement and Protection Act further refines the consolidated billing requirements. Specifically, effective January 1, 2001, the law limits consolidated billing requirements to items and services furnished to skilled nursing facility residents in a Medicare Part A covered stay and therapy services covered under Part B. In other words, for residents not covered under a Part A stay, skilled nursing facilities (SNFs) may choose to bill for non-therapy Part B services and supplies, or they may elect to have suppliers continue to bill Medicare directly for these services. The Benefits Improvement and Protection Act also modifies the treatment of the rehabilitation patient categories to ensure that Medicare payments for skilled nursing facility residents with "ultra high" and "high" rehabilitation therapy needs are appropriate in relation to payments for residents needing "medium" or "low" levels of therapy. Specifically, effective for services furnished on or after April 1, 2001 and before implementation of the refined RUG system (discussed above), the law increases by 6.7 percent the federal per diem payments for 14 rehabilitation categories. The 20 percent additional payment under the Balanced Budget Refinement Act for the three rehabilitation categories is removed to make this provision budget neutral. The Benefits Improvement and Protection Act also permits the Secretary of HHS to establish a process for geographic reclassification of skilled nursing facilities based upon the method used for inpatient hospitals. In addition, the law extends the moratorium on the physical therapy and occupational therapy payment caps for one year, through 2002.

BALANCED BUDGET ACT - MEDICAID. The Balanced Budget Act also contains a number of changes affecting the Medicaid program. Among other things, the law repealed the Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated nursing homes. It is unclear at this time whether state Medicaid programs will adopt changes in their Medicaid reimbursement systems, or, if adopted and implemented, what effect such initiatives would have on the Company. In any event, there can be no assurance that future changes in Medicaid reimbursement rates to nursing facilities will not have an adverse effect on the Company. Further, the Balanced Budget Act allows states to mandate enrollment in managed care systems without seeking approval from the Secretary of HHS for waivers from certain Medicaid requirements as long as certain standards are met. These managed care programs have historically exempted institutional care although some states have instituted pilot programs to provide such care under managed care programs. Effective for Medicaid services provided on or after October 1, 1997, states have considerable flexibility in establishing payment rates. We are not able to predict whether any states' waiver provisions will change the Medicaid reimbursement systems for long-term care facilities from cost-based or fee-for-service to managed care negotiated or capitated rates or otherwise affect the level of payments to the Company. Significant limits on the scope of services reimbursed and on rates of reimbursement under the Medicaid program could have a material adverse effect on the Company's liquidity, financial condition and results of operations.

On January 12, 2001, the Secretary of HHS issued final regulations to implement changes to the Medicaid "upper payment limit" requirements. The purpose of the rule is to stop states from using certain accounting techniques to inappropriately obtain extra federal Medicaid matching funds that are not necessarily spent on health care services for Medicaid beneficiaries. Although the rule will be phased in over eight years to reduce the adverse impact on certain states, the rule eventually could result in decreased federal funding to state Medicaid programs, which, in turn, could prompt certain states to reduce Medicaid reimbursements to providers, including nursing facilities.

FUTURE LEGISLATIVE CHANGES. We expect Congress to continue to consider measures to reduce the growth in Medicare and Medicaid expenditures. Both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease the rate of program reimbursement to healthcare facilities. We cannot predict at this time whether any additional measures will be adopted or if adopted and implemented, what effect such proposals would have on the Company. There can be no assurance that payments under state and federal governmental programs will remain at levels comparable to present levels or will be sufficient to cover the costs of patients eligible for reimbursement pursuant to the programs.

Certain states are currently evaluating various proposals to restructure healthcare delivery within their respective jurisdictions. It is uncertain at this time what legislation of this type will ultimately be enacted and implemented or whether other changes in the administration or interpretation of governmental healthcare programs will occur. We anticipate that state legislatures will continue to review and assess various healthcare reform proposals and alternative healthcare systems and payment methodologies. We are unable to predict the ultimate impact of any future state restructuring of the healthcare delivery system, but such changes could have a material adverse effect on the Company's liquidity, financial condition and results of operations.

LICENSURE. Our facilities are subject to extensive state and local laws and regulations relating to licensure, conduct of operations, ownership of facilities, and services provided within the facilities. Our nursing facilities are subject to regulation and licensing by state and local health and social services agencies and other regulatory authorities. In order to maintain our operating licenses, our healthcare facilities must comply with standards concerning medical care, equipment and hygiene. Although regulatory requirements vary from state to state, these requirements generally address among other things: personnel education and training; staffing levels; patient records; facility services; quality of care provided; physical residence specifications; food and housekeeping services; and residents' rights and responsibilities. These facilities are subject to periodic survey and inspection by governmental authorities. Our facilities are also subject to various state and local building codes and other ordinances, including zoning and safety codes.

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

SURVEY AND CERTIFICATION. Long-term care facilities must comply with certain requirements to participate either as a skilled nursing facility under Medicare or a nursing facility under Medicaid. Regulations promulgated pursuant to the Omnibus Budget Reconciliation Act of 1987 obligate facilities to demonstrate compliance with requirements relating to resident rights, resident assessment, quality of care, quality of life, physician services, nursing services, pharmacy services, dietary services, rehabilitation services, infection control, physical environment and administration. Regulations governing survey, certification, and enforcement procedures to be used by state and federal survey agencies to determine facilities' level of compliance with the participation requirements for Medicare and Medicaid were adopted by HCFA effective July 1, 1995. These regulations require that surveys focus on resident outcomes. They also state that all deviations from participation requirements will be considered deficiencies, but a facility may have certain minor deficiencies and be in substantial compliance with the regulations. The regulations identify various remedies that may be imposed against facilities and specify the categories of deficiencies for which they will be applied. These remedies include, but are not limited to: civil money penalties of up to $10,000 per day or "per instance"; facility closure and/or transfer of residents in emergencies; denial of payment for new or all admissions; directed plans of correction; and directed in-service training. Failure to comply with applicable requirements for participation may also result in termination of the provider's Medicare and Medicaid provider agreements. Termination of a facility's Medicare or Medicaid provider agreement could have a material adverse effect on the Company's liquidity, financial condition and results of operations.

The Clinton administration implemented several initiatives designed to improve the quality of care in nursing homes and to reduce fraud in the Medicare program. These initiatives include tougher enforcement measures by state surveying authorities, empowering specialized contractors to track down Medicare scams and program waste, and the creation of a Medicare financial management team made up of 100 "fraud fighters" to be located in the offices of every Medicare contractor nationwide.

REFERRAL RESTRICTIONS AND FRAUD AND ABUSE. The Medicare and Medicaid anti-kickback statute, 42 U.S.C. ss. 1320a-7b(b), prohibits the knowing and willful solicitation or receipt of any remuneration "in return for" referring an individual, or for recommending or arranging for the purchase, lease, or ordering, of any item or service for which payment may be made under Medicare or a state healthcare program. In addition, the statute prohibits the offer or payment of remuneration "to induce" a person to refer an individual, or to recommend or arrange for the purchase, lease, or ordering of any item or service for which payment may be made under the Medicare or state healthcare programs. The statute and the so-called safe harbor regulations establish numerous exceptions by defining conduct which is not subject to prosecution or other enforcement remedies. Violation of the anti-kickback statute could result in criminal conviction, as well as civil monetary penalties and exclusion from the Medicare, Medicaid and other federal healthcare programs.

The Ethics in Patient Referrals Act ("Stark I"), effective January 1, 1992, generally prohibits physicians from referring Medicare patients to clinical laboratories for testing if the referring physician (or a member of the physician's immediate family) has a "financial relationship," through ownership or compensation, with the laboratory. The Omnibus Budget Reconciliation Act of 1993 contains provisions commonly known as "Stark II" ("Stark II") expanding Stark I by prohibiting physicians from referring Medicare and Medicaid patients to an entity with which a physician has a "financial relationship" for the furnishing of certain items set forth in a list of "designated health services," including physical therapy, occupational therapy, home health services, and other services. Subject to certain exceptions, if such a financial relationship exists, the entity is generally prohibited from claiming payment for such services under the Medicare or Medicaid programs, and civil monetary penalties may be assessed for each prohibited claim submitted. On January 4, 2001, HCFA released the first part of the long-awaited Stark II final rule. This final rule will be divided into two phases. Phase I focuses on the provisions related to prohibited referrals, the general exception to ownership and compensation arrangement prohibitions and the related definitions. Most of Phase I of the rulemaking will become effective January 4, 2002, one year after the date of its publication in the FEDERAL REGISTER. Phase II of the final rule is expected to be released in early 2001. Phase II will cover the remaining portions of the statute, including those pertaining to Medicaid. Phase I of the final rule eases certain of the restrictions in the proposed rule, including the criteria for qualifying as a group practice. The final rule also, among other things: recognizes an exception for referrals for residents covered under a Part A skilled nursing facility stay, conforms the supervision requirements to HCFA coverage and payment policies for the specific services; clarifies the definitions of designated health services and indirect financial relationships; and creates various new exceptions including for indirect compensation arrangements.

Other provisions in the Social Security Act and in other federal and state laws authorize the imposition of penalties, including criminal and civil fines and exclusions from participation in Medicare and Medicaid, for false claims, improper billing and other offenses.

We are unable to predict the effect of future administrative or judicial interpretations of the laws discussed above, or whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take, or their impact on the Company. We endeavor to comply with applicable regulatory requirements, but there can be no assurance that statutory or regulatory changes, or subsequent administrative rulings or interpretations, will not require the Company to modify or restructure certain arrangements, or that we will not be required to expend significant amounts to maintain compliance.

HEALTH INFORMATION PRACTICES. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") mandates, among other things, the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Among the standards that HHS will adopt pursuant to the HIPAA are standards for the following:

         *electronic transactions and code sets;
         *unique identifiers for providers, employers, health plans and individuals;
         *security and electronic signatures;
         *privacy; and
         *enforcement.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the healthcare industry, we believe the law will initially bring about significant and, in some cases, costly changes. HHS has released two rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits, and it establishes standards for the use of electronic signatures.

Second, HHS has released new standards relating to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require entities to impose those rules, by contract, on any business associate to whom such information is disclosed. Rules governing the security of health information have been proposed but have not yet been issued in final form.

HHS finalized the new transaction standards on August 17, 2000, and covered entities, such as the Company, will be required to comply with them by October 16, 2002. The privacy standards were issued on December 28, 2000, with an effective on April 14, 2001 and with a compliance date of April 14, 2003. HHS has also re-opened the rulemaking process to permit additional public comment on the standards. The Bush Administration and Congress are taking a careful look at the existing regulations, but it is uncertain whether there will be changes to the privacy standards or their compliance date. With respect to the security regulation, once they are issued in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

We are aware of and are evaluating the effect of HIPAA. The new and proposed health information standards are likely to have a significant effect on the manner in which we handle health data and communicate with payors. We cannot at this time estimate the cost of such compliance, nor estimate the cost of compliance with standards that have not yet been finalized. Also, based on our current knowledge, we cannot currently estimate if there will be a material adverse effect on our business, financial condition or results of operations as a result of our experiencing increased costs for compliance.

COMPLIANCE PROGRAM. On March 16, 2000, the Office of Inspector General of HHS ("OIG") issued guidance to help nursing facilities design effective voluntary compliance programs to prevent fraud, waste, and abuse in health care programs, including Medicare and Medicaid. The guidance, Compliance Program Guidance for Nursing Facilities, was published as a notice in the Federal Register.

In May 2000, the Company voluntarily adopted a compliance program to assist us in complying with applicable government regulations.

RELATIONSHIP WITH LTC PROPERTIES, INC.

At inception, the Company and LTC Properties entered into an administrative services agreement under which LTC Properties would provide management and administrative services to the Company. In exchange for those services, the Company was required to pay LTC Properties 25% of the aggregate amount of all wages, salaries, bonuses and rent for its corporate offices paid by LTC Properties each month. The administrative services agreement had a term of ten years but could be terminated either by LTC Properties or the Company at any time upon 30 days' prior written notice to the other party or upon a change of control of LTC Properties. The administrative services agreement was terminated with an effective date of January 1, 2000 since the Company now has its own management and administrative staff. LTC Properties continues to provide advisory services to the Company. In addition, LTC Properties has provided the Company with a $20,000,000 unsecured line of credit that bears interest at an annual rate of 10% and matures in March 2008. During 1999, the Company sold 100% of the stock of one of its subsidiaries that owns two assisted living facilities leased to a third party operator to LTC Properties for a total purchase price of $16,050,000. The Company recognized a gain of approximately $591,000 on the sale. Proceeds from the sale were used to repay borrowings under the unsecured line of credit from LTC Properties. During 2000, the Company sold 100% of the stock of two of its nursing home facilities leased to a third party operator for a total purchase price of $19,200,000. The Company recognized a gain of approximately $10,487,000. The sale resulted in the Company eliminating $13,700,000 of mortgage debt and satisfying approximately $5,300,000 in obligations to LTC Properties.

At March 1, 2001, 28 of the nursing facilities with 3,209 licensed beds operated by the Company are owned by LTC Properties. Also, the Company has mortgage loans secured by six nursing facilities payable to REMIC pools originated by LTC Properties. Of the six nursing facilities securing these mortgage loans, two are operated by the Company and four are leased to third party operators. At December 31, 2000, 27 of the nursing facilities owned by LTC Properties with current annual base rents totaling approximately $4,124,000 had leases that expire in 2001. The Company expects that the terms of these leases will be renegotiated prior to their expiration; however, the Company has been advised by LTC Properties that the total rents will not increase from current levels for the leases renewed. Effective January 1, 2001, the Company and LTC Properties agreed to early termination of four leases, which would have expired on June 30, 2001, one each in Florida, Illinois, Texas and Virginia. Annual rental to LTC Properties under the 23 remaining leases is approximately $3,405,000.

On June 23, 2000, LTC Properties' Board of Directors appointed the Company as exclusive sales agent for all LTC Properties' identified skilled nursing facilities for a period of one year and approved a commission agreement with the Company. Pursuant to the agreement, the Company received sales commissions of $1,600,000 in fiscal 2000.

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

DIFFICULTIES EXPERIENCED BY LESSEES OF THE COMPANY'S INVESTMENTS IN REAL ESTATE

SUN HEALTHCARE GROUP, INC. During October 1999, Sun Healthcare Group, Inc. ("Sun") filed for reorganization under Chapter 11 of the Bankruptcy Code. At December 31, 2000, Sun operated two nursing facilities representing approximately 31% ($16.0 million) of the gross carrying value of the Company's real estate investment portfolio. Sun is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. During 2000, Sun accounted for approximately 3% of the Company's total revenues. As of March 1, 2001 all rent payments due on the Company's properties operated by Sun are current.

INTEGRATED HEALTH SERVICES, INC. During February 2000, Integrated Health Services, Inc. ("Integrated Health") filed for reorganization under Chapter 11 of the Bankruptcy Code. At December 31, 2000, Integrated Health operated two facilities representing approximately 14% ($7.0 million) of the Company's gross real estate investment portfolio. Integrated Health is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. During 2000, Integrated Health accounted for approximately 2% of the Company's total revenues. As of March 1, 2001, all rent payments due on the Company's properties operated by Integrated Health are current.

SENSITIVE CARE, INC. During January 1999, the state of Texas took control of and closed the operations of one nursing facility that was leased to Sensitive Care, Inc. ("Sensitive Care"). The Company has not received rent for this facility since August 1999 and as a result, the lease has been terminated. The Company has made capital improvements to this facility and opened it and began operating the facility in May, 2000.

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

SOME POTENTIAL LOSSES ARE NOT COVERED BY INSURANCE. The Company requires, and intends to continue to require, all lessees of the properties owned by the Company to secure adequate comprehensive property and liability insurance that covers the Company as well as the lessee. In addition, the Company is required, as the lessee of the properties it operates, to secure adequate comprehensive property and liability insurance. During the periods covered by this report, the Company had purchased traditional occurrence-based indemnity insurance for its general, professional, and auto liabilities and has purchased occurrence-based insurance for its workers compensation liabilities. In addition, the Company had purchased traditional indemnity property insurance for the nursing facilities it operates. As of March 18, 2001, the Company's insurance coverage for general and professional liability expired and the Company was able to renew that coverage on a claims-made basis in every state except for Texas and Florida. All other coverage for property, autos and workers compensation is still in effect. The Company has been advised by its insurance broker that due to the regulatory and litigation environments in the states of Texas and Florida, there was no insurance company willing to provide acceptable coverage to the Company in those states. At this time the Company and its broker are continuing to seek appropriate coverage for general and professional liability for operations in Texas and Florida. There can be no assurance that the Company will be able to find acceptable coverage in the near future for Texas and Florida. The Company has notified LTC Properties, who is the owner of properties in the two states regarding this lapse in coverage. Certain risks may, however, be uninsurable or not economically insurable and there can be no assurance the Company or a lessee will have adequate funds to cover all contingencies.

THE HEALTH CARE INDUSTRY IS HEAVILY REGULATED BY THE GOVERNMENT. Operators of nursing facilities are subject to extensive regulation by federal, state and local governments. These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The Company's failure to comply with such laws, requirements and regulations could affect its ability to operate its facilities.

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

REGULATIONS HAVE BEEN ADOPTED TO ELIMINATE FRAUD AND ABUSE. There are various federal and state laws prohibiting fraud by health care providers, including criminal provisions which prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Violation of these federal provisions is a felony punishable by up to five years imprisonment and/or $25,000 fines. Civil provisions prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment. The penalties for such a violation are fines of not less than $5,500 nor more than $11,000, plus treble damages, for each claim filed.

There are also laws that govern referrals and financial relationships. The federal Anti-Kickback Law prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare and Medicaid patients. A wide array of relationships and arrangements, including ownership interests in a company by persons who refer or who are in a position to refer patients, as well as personal services agreements, have under certain circumstances, been alleged or been found to violate these provisions. In addition to the Anti-Kickback Statute, the federal government restricts certain financial relationships between physicians and other providers of health care services.

State and federal governments are devoting increasing attention and resources to anti-fraud initiatives against health care providers. The HIPAA of 1996 and the BBA of 1997 expand the penalties for health care fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs.

Based upon information we have periodically received from our operators over the terms of their respective leases and loans, we believe that the facilities in which we have investments are in substantial compliance with the various regulatory requirements applicable to them, although there can be no assurance that the operators are in compliance or will remain in compliance in the future.

CONGRESS HAS ENACTED HEALTH CARE REFORM MEASURES. The health care industry is facing various challenges, including increased government and private payor pressure on health care providers to control costs. The pressure to control health care costs intensified during 1994 and 1995 as a result of the national health care reform debate and continues as Congress attempts to slow the rate of growth of federal health care expenditures as part of its effort to balance the federal budget.

The Balanced Budget Act enacted significant changes to the Medicare and Medicaid programs designed to "modernize" payment and health care delivery systems while achieving substantial budgetary savings. In seeking to limit Medicare reimbursement for long term care services, Congress established the prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system. Skilled nursing facilities may need to restructure their operations to accommodate the new Medicare prospective payment system reimbursement. In part because of the uncertainty as to the effect of the prospective payment system on skilled nursing facilities, in November 1998, Standard & Poor's, an international rating agency that provides credit analysis and information through the rating of financial instruments, placed many skilled nursing facility companies on a "credit watch" because of the potential negative impact of the implementation of the prospective payment system on the financial condition of skilled nursing facilities, including the ability to make interest and principal payments on outstanding borrowings. In early March 1999, Standard & Poor's lowered the ratings of several skilled nursing facility companies because of the impact of the implementation of the prospective payment system. Ratings were lowered particularly on those companies with substantial debt. In 2000, Standard & Poor's first quarter analysis noted that skilled nursing home operators that become stabilized, despite the current turbulence, have intriguing longer-term prospects. The growing popularity of long-term care insurance and an aging population, should add to demand for nursing home services. While the Balance Budget Refinement Act and the Benefits Improvement and Protection Act of 2000 contain provisions to mitigate to a certain extent, the effects of the Balanced Budget Act, these changes may be insufficient to address the negative impact of the prospective payment system on some skilled nursing facilities, including some which we operate.

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

In light of forthcoming regulations and continuing state Medicaid program reform, no assurance can be given that the implementation of such regulations and reform will not have a material adverse effect on our financial condition or results of operations.

THE COMPANY'S FACILITIES RELY ON EXPERIENCED LABOR. The health care industry has experienced a shortage of experienced nurses and therapists to staff nursing operations in the past. The Company is currently experiencing a nursing and/or therapist shortage in certain nursing facilities, primarily in Florida, where it competes with other operators for nursing and therapy personnel. A shortage of nursing or therapist personnel could cause the Company to pay higher salaries and employ higher cost temporary personnel that could adversely affect the Company's operations.

THE COMPANY HAS NOT RECEIVED ITS MEDICARE PROVIDER NUMBER FOR ONE OF THE FACILITIES IT OPERATES. Certain of the Company's nursing facilities participate in the Medicare program. In order to bill and receive reimbursement for services provided under the Medicare program, the Company must obtain a provider number for each facility that participates in the program. The Company has completed applications for Medicare provider numbers for all of its facilities that participate in the program; however, currently one facility has not received its provider number. The facility is not able to bill for Medicare services at this time. The Company believes the facility will receive its Medicare provider number and that the Company will be reimbursed for services provided under the Medicare program.

THE COMPANY LEASES A MAJORITY OF THE FACILITIES IT OPERATES. As of March 1, 2001, the Company operates 28 facilities that are owned by LTC Properties. Five of these facilities are operated under a short-term management agreement and 23 facilities are operated under leases that will expire in 2001. The Company believes that the terms of these leases will be renegotiated prior to their expiration; however, the Company has been advised by LTC Properties that the total annual base rents will not increase from the current level for the leases renewed. The Company operates one other facility under a long-term operating lease which expires in 2007. The economic performance of these facilities' operations can be affected by many factors including governmental regulation, economic conditions, and demand for health care services. In the event the Company's operations are adversely affected, the Company will continue to be liable for rent payments due under these leases.

THE COMPANY OPERATES PROPERTIES REQUIRING RESTRUCTURING IN ORDER TO CREATE SIGNIFICANT VALUE. As of March 1, 2001, all of the nursing facilities operated by the Company were previously operated by other operators who have filed for Chapter 11 bankruptcy protection or are experiencing liquidity and other financial difficulties. A significant number of these facilities are currently generating operating losses. The Company believes it will be able to operate these facilities at a profit; however, if the Company is not able to successfully "turn-around" the operations of these facilities within an acceptable time period it could adversely affect the Company's financial position, liquidity and results of operations.

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

FINANCIAL COVENANTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION. If a property is mortgaged to secure payment of indebtedness and the Company is unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. The mortgages on the Company's properties contain customary negative covenants, which among other things limit its ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on the Company's financial condition and results of operations.

THE COMPANY IS UNABLE TO REFINANCE CERTAIN INDEBTEDNESS. As of December 31, 2000, the Company had approximately $16,400,000 million of mortgage loans payable that were securitized by LTC Properties in REMIC transactions. The interest rates on the mortgage loans range from 8.0% to 12.0%. In connection with an administrative services agreement between the Company and LTC Properties, the Company has agreed not to prepay or cause to be prepaid any of the mortgage loans unless the property is sold to an unaffiliated third party. Because of this agreement, the Company will not have the ability to refinance this mortgage debt and consequently will not be able to lower its interest costs in a low interest rate environment.

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

CERTAIN OF THE COMPANY'S EXECUTIVE OFFICERS AND BOARD MEMBERS ARE ALSO EXECUTIVE OFFICERS AND BOARD MEMBERS OF LTC PROPERTIES.

     o Andre C. Dimitriadis, who is currently a Board Member and the Company's Chairman and Chief Executive Officer serves in the same positions with LTC Properties;

     o James J. Pieczynski, who is currently a Board Member and the Company's Chief Strategic Planning Officer serves in the same positions with LTC Properties;

     o Christopher T. Ishikawa, who is currently a Board Member and the Company's Executive Vice President and Chief Operating Officer serves as Executive Vice President and Chief Investment Officer with LTC Properties;

     o Julia L. Kopta, who is currently the Company's Executive Vice President and General Counsel serves in the same positions with LTC Properties;

     o Wendy L. Simpson, who is currently Executive Vice President and Chief Financial Officer serves as Vice Chairman and Chief Financial Officer and Board Member of LTC Properties; and

     o Alex J. Chavez, who is currently the Company's Senior Vice President and Treasurer serves in the same positions with LTC Properties.

LTC Properties is a real estate investment trust that invests primarily in long-term care through mortgage loans, facility lease transactions and other investments. The continued involvement in LTC Properties by some of the Company's executive officers and directors could divert management's attention from its day-to-day operations.

CONFLICTS OF INTEREST MAY ARISE IN INTERPRETATIONS OF INTERCOMPANY AGREEMENTS BETWEEN OUR COMPANY AND LTC PROPERTIES. The Company and LTC Properties entered into an intercompany agreement and an administrative services agreement on September 30, 1998. The administrative services agreement was terminated as of January 1, 2000 since the Company has its own management and administrative staff. Because LTC Properties owned nonvoting common stock of the Company (representing approximately 99% of the outstanding shares of our common stock) at the time the agreements were entered into, such agreements were not negotiated at arms-length and may include terms which are not as favorable as would have been derived from arms-length negotiations. Moreover, because the Company's management is largely the same as LTC Properties' management, conflicts may arise with respect to the operation and effect of the intercompany agreements and relationships which could have an adverse effect on the Company if not properly resolved. More specifically, overlapping members of the board of directors and senior management of both companies may be presented with conflicts of interest with respect to matters affecting the Company and LTC Properties, such as the determination of which company may take advantage of potential business opportunities, decisions concerning the business focus of each company, potential competition between the business activities conducted, or sought to be conducted, by such companies, possible corporate transactions (such as acquisitions and leasing of facilities), and other strategic decisions affecting the future of such companies.

ITEM 2. PROPERTIES

The following table sets forth certain information regarding the nursing facilities operated by the Company as of March 1, 2001:


                                  NUMBER OF            NUMBER OF
          STATE                  FACILITIES          LICENSED BEDS
          -----------------    ----------------    -------------------
          Florida                     2                           240
          Georgia                     4                           362
          Illinois(1)                 3                           221
          Iowa                        6                           440
          Kansas(2)                   4                           298
          Texas (3)                  10                         1,577
          Virginia                    2                           323
                               ----------------    -------------------
             TOTAL(4)                31                         3,461
                               ================    ===================

--------------------------------------------------------------------------------
(1) One nursing facility with 82 beds is owned by the Company and is encumbered by non-recourse mortgage debt. As of December 31, 2000, the Company's gross carrying value and the outstanding principal on the mortgage debt was $1,571,000 and $1,558,000, respectively.

(2) One facility with 84 beds is a rehabilitation hospital.

(3) Includes one facility with 129 beds operated under a management agreement with LTC Properties beginning March 1, 2001.

(4) One facility in Illinois with 82 beds is owner/operated, one facility in Texas is owner/operated, one facility in Kansas with 50 beds is leased from a non-affiliated party and the remaining 28 facilities are owned by LTC Properties. Leases on 23 of the facilities owned by LTC Properties expire in 2001 and five facilities are operated under a short term management agreement. The terms of these leases will be renegotiated prior to their expiration; however, the Company has been advised by LTC Properties that the total rents will not increase from current levels for the leases renewed.


The following table sets forth certain information regarding properties owned by the Company and leased to third party operators as of March 1, 2001 (DOLLAR AMOUNTS ARE AS OF DECEMBER 31, 2000):


                                      ASSISTED LIVING
                 NURSING FACILITIES     FACILITIES
                 -------------------  -----------------                     AVERAGE MONTHS                      CURRENT
                            LICENSED                                        REMAINING IN          GROSS        ANNUAL RENT
STATE             NUMBER      BEDS    NUMBER    UNITS   ENCUMBRANCES (1)     LEASE TERM      CARRYING VALUE      PAYMENTS
--------------- ---------- --------- --------- -------- ----------------- ------------------ ---------------- ---------------
N. Mexico            4        399       -            -     $  13,164,000          16            $  9,891,000     $ 1,399,000
Ohio                 -         -        4          186        16,843,000         208              23,250,000       2,177,000
                ---------- --------- --------- -------- -----------------                    ---------------- ---------------
TOTAL                4        399       4          186     $  30,007,000                        $ 33,141,000     $ 3,576,000
--------------- ========== ========= ========= ======== =================                    ================ ===============

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

The Company is subject to civil monetary penalties, admission restrictions and actions against the facilities' licenses resulting from periodic surveys at its nursing facilities and facilities under management. Penalties of approximately $650,000 have been asserted as of December 31, 2000 and the Company has pursued adjustments and appeals of these assessments. The Company's policy is to accrue for these civil monetary penalties in the accounting period in which a loss is deemed to be probable and the amount is reasonably determinable, based on historical experience. At December 31, 2000, the Company accrued approximately $300,000 for these losses. The Company also is taking action to cure deficiencies and pursuing relief from any admission restrictions and other administrative actions. It is the opinion of management that the ultimate resolution of these contingencies, to the extent not provided for, will not have a material effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS


          NAME                    AGE                        POSITION
------------------------          ---    -----------------------------------------------------------------
Andre C. Dimitriadis              60     Chairman, Chief Executive Officer and Director
Alex J. Chavez                    36     Senior Vice President and Treasurer
Christopher T. Ishikawa           37     Executive Vice President and Chief Operating Officer and Director
Julia L. Kopta                    51     Executive Vice President and General Counsel
James J. Pieczynski               38     Chief Strategic Planning Officer, and Director
Wendy L. Simpson                  51     Executive Vice President and Chief Financial Officer


Mr. Dimitriadis has served as the Chairman and Chief Executive Officer since its inception. He founded LTC Properties in 1992 and has served as its Chairman and Chief Executive Officer since its inception and assumed the title of President in 2000.

Mr. Chavez has served as Senior Vice President and Treasurer since February 2001 and Vice President and Treasurer since January 2000. Mr. Chavez also served as Senior Vice President of LTC Properties since February 2001 and Vice President and Treasurer since December 1999.

Mr. Ishikawa has served as Executive Vice President and Chief Operating Officer since 1999 and Director since 2000. From the Company's inception to 1999 he served as Senior Vice President and Chief Investment Officer. He has also served as LTC Properties Executive Vice President and Chief Investment Officer since February 2001 and Senior Vice President and Chief Investment Officer since 1997. Prior to that, he served as Vice President and Treasurer of LTC Properties since April 1995.

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

Mr. Pieczynski has served as Chief Strategic Planning Officer since July, 2000 and prior to that was President of the Company since inception. Mr. Pieczynski has also been a Director since the Company's inception. He has also served as Chief Strategic Planning Officer of LTC Properties since July 2000 and was President and Director of LTC Properties since 1997 and Chief Financial Officer of LTC Properties since May 1994. From May 1994 to

1997, he also served as Senior Vice President of LTC Properties. He joined LTC Properties in December 1993 as Vice President and Treasurer.

Ms. Simpson has been Executive Vice President and Chief Financial Officer of the Company since July 2000. She served also as Vice Chairman of LTC Properties since April 2000 and Vice Chairman and Chief Financial Officer since July 2000. Prior to that she was a financial advisor to Coram Healthcare Corporation, a healthcare organization, from November 1999 through March 31, 2000. Ms. Simpson joined Coram as Executive Vice President and Chief Financial Officer in March 1998 and resigned in November 1999. Prior to joining Coram, Ms. Simpson was Executive Vice President, Chief Financial Officer, Chief Operating Officer and director of Transitional Hospitals Corporation from December 1994 to August 1997 and Senior Vice President and Chief Financial Officer from July 1994 to December 1994. Coram Healthcare commenced bankruptcy proceedings in August 2000. Ms. Simpson has been a director of LTC Properties since 1995.

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is listed on the Pacific Exchange (PCX) and began active trading on October 1, 1998. As of December 31, 2000, the Company no longer meets with PCX Net Worth and Net Tangible Assets requirements to remain listed on the PCX. The Company expects the PCX will notify the Company regarding the beginning of delisting procedures and when delisted from the PCX, the Company will apply to be traded on the OTC Bulletin Board. Set forth below are the high and low reported sale prices for the Company's common stock as reported on the Pacific Exchange.


                             PRICE PER SHARE
                       -----------------------------
                           HIGH             LOW
                       -------------    ------------
2000
   First Quarter            $2.00         $1.0625
   Second Quarter            1.25          0.875
   Third Quarter             0.9375        0.50
   Fourth Quarter            1.3125         0.0375

1999
   First Quarter            $2.8125       $1.50
   Second Quarter            2.125         1.8125
   Third Quarter             2.1875        1.50
   Fourth Quarter            2.0625        1.25

1998
   Fourth Quarter           $4.38         $2.00

----------------------

(b) As of December 31, 2000, there were approximately 580 stockholders of record of the Company's common stock.

(c) The Company has not paid cash dividends on its common stock since its inception. The Company intends to retain all available funds for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

THE FOLLOWING TABLE SUMMARIZES THE COMPANY'S RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999 and for the period from inception (March 25, 1998) to December 31, 1998 and balance sheet information as of December 31, 2000, 1999 and 1998. At December 31, 2000 and 1999, the Company operated 30 and 18 nursing facilities with a total of 3,332 and 1,839 licensed beds, respectively. The Company began operating nursing facilities in September and October 1999. The following table of selected financial data should be read in conjunction with the Company's financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K (dollars in thousands, except per share amounts).


                                                                                                               PERIOD FROM
                                                                                                                INCEPTION
                                                                                                            (MARCH 25, 1998)
                                                                        YEAR ENDED DECEMBER 31,              TO DECEMBER 31,
                                                                --------------------------------------      ----------------
                                                                       2000                 1999                  1998
                                                                -----------------     ----------------      ----------------
  OPERATING INFORMATION:
  Revenues:
     Net patient revenues                                                $88,613              $11,713                 $   -
     Rental income                                                         4,571                6,692                 2,172
     Interest and other income                                             3,148                1,753                   692
                                                                -----------------     ----------------      ----------------
        Total revenues                                                    96,332               20,158                 2,864

  Costs and Expenses:
     Salaries and benefits                                                61,834                8,295                     -
     Supplies                                                             12,220                1,217                     -
     Rent - LTC Properties                                                 6,176                  779                     -
     Interest on mortgages payable                                         3,726                4,014                 1,133
     Interest on line of credit - LTC Properties                           1,713                1,514                   711
     Depreciation                                                          1,621                1,885                   586
     Minority interest                                                       343                  343                    86
     Provision for bad debts                                               5,346                  313                     -
     Other operating and administrative                                   19,235                6,121                   467
                                                                -----------------     ----------------      ----------------

  Total costs and expenses                                               112,214               24,481                 2,983
                                                                -----------------     ----------------      ----------------
  Operating Loss                                                        (15,882)              (4,323)                 (119)
  Gain on sale of real estate properties                                  10,487                 591                      -
  Write down of investments                                              (2,079)                   -                      -
                                                                -----------------     ----------------      ----------------
  Loss before provision for income taxes                                 (7,474)              (3,732)                 (119)
  Provision for income taxes                                                  -                    -                     -
                                                                -----------------     ----------------      ----------------
  Net Loss                                                              $(7,474)             $(3,732)               $ (119)
                                                                =================     ================      ================

  Weighted Average Shares Outstanding                                  2,195,592            2,696,691             3,184,832
                                                                =================     ================      ================
  PER SHARE INFORMATION:

  Basic and diluted net loss                                            $ (3.40)             $ (1.38)               $(0.04)
                                                                =================     ================      ================

                                                                                       DECEMBER 31,
                                                                ------------------------------------------------------------
                                                                       2000                1999                   1998
                                                                -----------------     ----------------      ----------------

BALANCE SHEET INFORMATION:
Total assets                                                        $ 63,589               $ 66,374              $ 77,244
Total debt                                                          $ 49,859               $ 53,861              $ 63,055
Total liabilities                                                   $ 64,612               $ 60,457              $ 63,996
Minority interest                                                   $  3,518               $  3,518              $  3,461
Total stockholders' equity (deficit)                                $ (4,541)              $  2,399              $  9,787

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

At December 31, 2000 the Company operated 30 nursing facilities with a total of 3,332 licensed beds and owned four nursing and four assisted living facilities that were leased to third party operators. At December 31, 1999, the Company operated 18 nursing facilities with a total of 1,839 licensed beds and owned six nursing and four assisted living facilities that were leased to third party operators.

Total revenues for 2000 increased to $96,332,000 from $20,158,000 for 1999. Patient revenues from the operation of nursing facilities in 2000 contributed $76,174,000 to the increase in total revenues. The increase in 2000 relates to the commencement of operations of additional nursing facilities in 2000 and a full year of operations for nursing facilities operated as of December 31, 1999. Increased interest and other income contributed $1,395,000 to the increase in total revenues. The Company received sales commissions of approximately $1,600,000 from LTC Properties, which are included in interest and other income for 2000. The rental income decrease of $2,121,000 in 2000 primarily resulted from lost rental income due to the sale of two assisted living facilities in 1999 of approximately $1,200,000 and lost rental income due to the sale of two nursing facilities in September 2000 of approximately $500,000.

Salaries and benefits for 2000 increased to $61,834,000 from $8,295,000 for 1999. The increase in 2000 relates to the commencement of operations of additional nursing homes in 2000 and a full year of operations for nursing facilities operated as of December 31, 1999.

Supplies expense for 2000 increased to $12,220,000 from $1,217,000 for 1999. The increase in 2000 relates to the commencement of operations of additional nursing facilities in 2000 and a full year of operations for nursing facilities operated as of December 31, 1999.

As of December 31, 2000, 27 of the facilities operated by the Company were leased from LTC Properties. The Company incurred rent expense of $6,176,000 under operating leases with LTC Properties. As of December 31, 1999, 17 of the facilities operated by the Company were leased from LTC properties and the Company incurred rent expense of $779,000 under the operating leases with LTC Properties.

The decrease in interest on mortgage loans of $288,000 is due to the exclusion of interest expense during the year on mortgage loans eliminated by the Company's sale of two nursing facilities in September 2000. Interest on the line of credit with LTC Properties increased to $1,713,000 due to outstanding borrowings under the line during the year.

The decrease of $264,000 in depreciation expense is primarily due to the exclusion of the depreciation related to two assisted living facilities sold in 1999.

The provision for bad debts for 2000 increased to $5,346,000 from $313,000 for 1999. The increased patient revenues, the effects of the Company transitioning nursing facilities from prior owners, and billing and collection difficulties resulting from regulatory delays in processing of changes in ownership resulted in the increased expense.

Corporate general and administrative and management advisory services were provided to the Company by LTC Properties under the terms of an administrative services agreement. The administrative services agreement was cancelled effective January 1, 2000. The Company reimbursed LTC Properties $740,000 in 1999 for services provided under the administrative services agreement. The administrative services fee is included in other operating and administrative expenses in 1999. The remaining increase in other operating and administrative costs in 2000 is the result of the increase in the number of nursing facilities operated by the Company as well as the staffing of the Corporate operating and administrative functions.

In 2000, the Company sold 100% of the common stock of Coronado Corporation ("Coronado") and Park Villa Corporation ("Park Villa") to LTC Properties for a total purchase price of $19,200,000, which was based on independent appraisals. Coronado and Park Villa were owned properties subject to mortgage debt, leased to other operators. As a result of the sales, the Company eliminated approximately $13,700,000 of mortgage debt, satisfied approximately $5,300,000 in obligations to LTC Properties and recognized a gain on sale of $10,487,000.

During 1999, the Company sold to LTC Properties 100% of the stock of a subsidiary that owns two assisted living facilities leased to a third-party operator for total proceeds of $16,050,000 which equaled the Company's initial cost basis in the properties. A gain of approximately $591,000 was realized on the sale.

In 1998, the Company made investments in the common stock of LTC Properties and Assisted Living Concepts, Inc. During the fourth quarter of 2000, the Company recorded a reserve of $2,079,000 recognizing a decline in value considered to be other than temporary.

No benefit for income taxes was recorded in 2000 or 1999 since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carryforwards.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE PERIOD FROM INCEPTION (MARCH 25,
1998) THROUGH DECEMBER 31, 1998

The Company was formed in March 1998, spun-off from LTC Properties on September 30, 1998 and commenced nursing facility operations on September 1, 1999; therefore, operating results for 1999 are not comparative with 1998. At December 31, 1999, the Company operated 18 nursing facilities with a total of 1,839 licensed beds and owned six nursing and four assisted living facilities that were leased to third party operators. At December 31, 1998, the Company owned seven nursing and four assisted living facilities that were leased to third party operators.

Total revenues for 1999 increased to $20,158,000 from $2,864,000 for 1998. Patient revenues from the commencement of operation of nursing facilities in 1999 contributed $11,713,000 to the increase in total revenues. Increased rental income contributed $4,520,000 to the increase in total revenues. For the properties owned by the Company and leased to third party operators as of December 31, 1999, rental income for 1999 was $5,261,000 compared to $1,537,000 for 1998, accounting for approximately $3,724,000 of the increase in rental income. During 1999, the Company sold two assisted living facilities that were leased to a third party and terminated the lease on one nursing facility. Rental income related to these three properties for the portion of the year they were owned by the Company and leased to third parties in 1999 and 1998 was $1,431,000 and $635,000, respectively resulting in an increase in rental income of approximately $796,000. The increase in interest and other income is primarily due to an increase in interest and dividends on the Company's investments in debt and equity securities and a gain of approximately $591,000 recognized on the sale of the two assisted living facilities discussed above

Salaries and benefits of $8,295,000 and supplies of $1,217,000 in 1999 relate to the commencement of operating nursing homes.

As of December 31, 1999, 17 of the facilities operated by the Company were leased from LTC Properties. The Company incurred rent expense of $779,000 under operating leases with LTC Properties.

The increase in interest on mortgage loans of $2,881,000 is due to the inclusion of interest expense for a full year in 1999 on mortgage loans assumed by the Company in connection with the spin-off from LTC Properties. Also contributing to the increase was the assumption of a mortgage loan in 1999 in connection with the acquisition of a nursing facility. Interest on the line of credit with LTC Properties increased to $1,514,000, due to outstanding borrowings under the line for a full year. The increase in interest on the line of credit with LTC Properties was largely mitigated by the repayment of borrowings with the proceeds from the sale of two assisted living facilities.

The increase of $1,299,000 in depreciation expense is primarily due to the inclusion of depreciation for a full year on properties transferred to the Company in September 1998 in connection with the spin-off from LTC Properties.

Corporate general and administrative and management advisory services were provided to the Company by LTC Properties under the terms of an administrative services agreement. The Company reimbursed LTC Properties $740,000 in 1999 and $350,000 in 1998 for services provided under the administrative services agreement. The administrative services fee is included in other operating and administrative expenses. The remaining increase in other operating and administrative costs in 1999 is the result of the commencement of nursing operations in 1999.

No benefit for income taxes was recorded in 1999 or 1998 since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

LTC Properties has provided the Company with a $20,000,000 unsecured line of credit that bears interest at an annual rate of 10% and matures in 2008. As of December 31, 2000, the Company had borrowings outstanding under the unsecured line of credit of $16,582,000. Under the terms of LTC Properties' new Senior Secured Revolving Line of Credit, LTC Properties is permitted to loan the Company up to $25,000,000. The Company and LTC Properties have not increased the $20,000,000 unsecured line of credit between the companies. Should any such amendment be proposed, it would need approval of the independent Board members of each company's board. There can be no assurance that such an increase in the line would be offered, at what terms it may be offered and if offered, approved by the Company's independent Board members.

Net cash used in operating activities for the year ended December 31, 2000 was $6,514,000. The use of cash in operating activities is largely attributable to the Company's commencement of nursing home facility operations in 1999 and additional operations added in 2000 which resulted in an increased need of net working capital during the year.

Net cash used by investing activities for the year ended December 31, 2000 was $2,741,000. During 2000, the Company purchased in the open market $560,000 face amount of LTC Properties 8.5% convertible subordinated debentures due on January 1, 2001 for $521,000. These securities were redeemed by LTC Properties at the face amount on January 1, 2001. The purchase of $2,742,000 of equipment for the year ended December 31, 2000 was related primarily to the purchase of equipment and computer software associated with the start-up of the Company's management of additional nursing facility operations and the equipping of a Corporate operations and administrative office.

Net cash provided in financing activities for the year ended December 31, 2000 was $9,474,000. During 2000, the Company utilized borrowings under the line of credit of approximately $14,753,000 to fund the working capital requirements of the nursing facilities operated by the Company, to repurchase shares of its common stock and to purchase the LTC Properties 8.5% convertible subordinated debentures. Payments of $1,197,000 and $3,540,000 were made on notes and mortgages loans and the LTC Properties line of credit, respectively, for the year ended December 31, 2000.

The Company anticipates that cash flow from operations and borrowings under its line of credit will be adequate to meet its short-term liquidity requirements. The ability of the Company to satisfy its long term liquidity requirements will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business, economic and other factors beyond the Company's control. There can be no assurance that future healthcare legislation or other efforts by governmental and private payors to reduce healthcare costs will not have a material adverse effect on the Company's results of operations, liquidity and financial position. Currently, the Company has no other external sources of financing and the Company has not received any other commitment with respect to any funds needed in the future. The Company does not know when it could expect to be able to access capital markets or to seek other financing and there can be no assurance that it will be able to do so at all or in amounts or on terms acceptable to the Company. If necessary, the Company could secure additional funds or financing using its debt and equity securities, which have an estimated fair market value of $8,998,000 at December 31, 2000.

YEAR 2000

In the prior year, the Company implemented a plan to become Year 2000 ready. In late 1999, the Company completed the remediation and testing of its systems. As a result of its planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and it believes its systems successfully responded to the Year 2000 date change. The Company is not aware of any significant adverse effects on its facility managers, third party payors or vendors resulting from the Year 2000 date change. The Company will continue to monitor its mission critical computer applications and those of its third party payors and vendors to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

READERS ARE CAUTIONED THAT STATEMENTS CONTAINED IN THIS SECTION "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" ARE FORWARD LOOKING AND SHOULD BE READ IN CONJUNCTION WITH THE DISCLOSURE UNDER THE HEADING "STATEMENT REGARDING FORWARD LOOKING DISCLOSURE" SET FORTH ABOVE.

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

All of the Company's investments in debt securities and secured mortgage loans payable at December 31, 2000 have fixed interest rates. Changes in interest rates generally impact the fair value, but not future earnings or cash flows of investments in debt and equity securities and fixed rate debt.

At December 31, 2000, based on prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans payable was approximately $27,438,000. A 1% increase in such rates would decrease the fair value of our mortgage loans payable by approximately $1,356,000 while a 1% decrease in such rates would increase their estimated fair value by approximately $1,518,000. The carrying value and weighted average interest rate for mortgage loans payable was $33,277,000 and 8.40%, respectively at December 31, 2000.

At December 31, 2000, based on quoted market values, interest rates for comparable securities and estimates made by management, the fair value of the Company's investment in debt and equity securities was $8,998,000. The Company does not believe that the future market risks associated with its investments in debt and equity securities will have a material impact on the Company or its future operations.

ITEM 8. FINANCIAL STATEMENTS


                                                                                                            PAGE
                                                                                                            ----
Report of Ernst & Young LLP, Independent Auditors.........................................................   25

Consolidated Balance Sheets as of December 31, 2000 and 1999..............................................   26

Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 and
   for the period from inception (March 25, 1998) to December 31, 1998....................................   27

Consolidated Statements of Stockholders' Equity (Deficit)
   for the years ended December 31, 2000 and 1999 and for the period from inception
   (March 25, 1998) to December 31, 1998..................................................................   28

Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999
   and for the period from inception (March 25, 1998) to December 31, 1998................................   29

Notes to Consolidated Financial Statements................................................................   30

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
LTC Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of LTC Healthcare, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and for the period from inception (March 25, 1998) to December 31, 1998. Our audit also included the financial statement schedules listed at Item 14(d). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Healthcare, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from inception (March 25, 1998) to December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                      /s/ ERNST & YOUNG LLP



Dallas, Texas
March 23, 2001

                              LTC HEALTHCARE, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                              2000         1999
                                                                             -------      -------
                                              ASSETS
Current Assets:
  Cash and cash equivalents                                                    $ 643       $  424
  Accounts receivable, net of allowance for doubtful
     accounts: 2000 - $5,682; 1999 - $313                                     10,502        6,131
  Prepaid expenses and other current assets                                    1,736          815
                                                                             -------      -------
         Total current assets                                                 12,881        7,370
Property and Equipment:
  Buildings, improvements and equipment                                       40,968       48,928
  Land                                                                         1,669        2,246
  Accumulated depreciation                                                    (4,629)      (5,580)
                                                                             -------      -------
         Property and equipment, net                                          38,008       45,594
Other Assets:
  Equity securities                                                              701        1,703
  Debt securities                                                             11,697       11,013
  Other                                                                          302          694
                                                                             -------      -------
         Total other assets                                                   12,700       13,410
                                                                             -------      -------
    Total assets                                                             $63,589      $66,374
                                                                             =======      =======

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable                                                            $3,825      $1,382
  Accrued salaries and benefits                                                3,972       1,272
  Deposits from residents                                                        575         167
  Current portion of mortgage loans payable                                      444         626
  Other accrued liabilities                                                    6,381       3,775
                                                                             -------      -------
         Total current liabilities                                            15,197       7,222
Mortgage Loans Payable                                                        32,833      46,898
Line of Credit from LTC Properties                                            16,582       6,337

Minority Interest                                                              3,518       3,518
Commitments and Contingencies

Stockholders' Equity (Deficit):
  Preferred stock $0.01 par value; 10,000,000 shares authorized                    -           -
  Common stock $0.01 par value; 40,000,000 shares authorized;
     shares issued: 2000 - 3,335,882; 1999 - 3,335,882                            33          33
  Capital in excess of par value                                              10,224      10,224
  Treasury stock: shares 2000 - 1,397,356; 1999 - 881,556                     (2,654)     (2,112)
  Accumulated deficit                                                        (11,325)     (3,851)
  Accumulated comprehensive loss                                                (819)     (1,895)
                                                                             -------      -------
         Total stockholders' equity (deficit)                                 (4,541)      2,399
                                                                             -------      -------
    Total liabilities and stockholders' equity (deficit)                     $63,589     $66,374
                                                                             =======      =======

                             See accompanying notes

                              LTC HEALTHCARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                                            PERIOD FROM
                                                                                                             INCEPTION
                                                                                                          (MARCH 25, 1998)
                                                                                                                 TO
                                                                          YEAR ENDED DECEMBER 31,          DECEMBER 31,
                                                                   ------------------------------------- ------------------
                                                                          2000               1999               1998
                                                                   ------------------ ------------------ ------------------
Revenues:
  Net patient revenues                                                       $88,613            $11,713             $    -
  Rental income                                                                4,571              6,692              2,172
  Interest and other income                                                    3,148              1,753                692
                                                                   ------------------ ------------------ ------------------
         Total revenues                                                       96,332             20,158              2,864

Costs and Expenses:
  Salaries and benefits                                                       61,834              8,295                  -
  Supplies                                                                    12,220              1,217                  -
  Rent - LTC Properties, Inc.                                                  6,176                779                  -
  Interest on mortgages payable                                                3,726              4,014              1,133
  Interest expense on line of credit from LTC Properties, Inc.                 1,713              1,514                711
  Depreciation                                                                 1,621              1,885                586
  Minority interest                                                              343                343                 86
  Provision for bad debts                                                      5,346                313                  -
  Other operating and administrative                                          19,235              6,121                467
                                                                   ------------------ ------------------ ------------------
          Total costs and expenses                                           112,214             24,481              2,983
                                                                   ------------------ ------------------ ------------------
Operating Loss                                                              (15,882)            (4,323)              (119)
Gain on sale of real estate properties                                        10,487                591                  -
Write down of investments                                                    (2,079)                  -                  -
                                                                   ------------------ ------------------ ------------------

Loss before provision for income taxes                                       (7,474)            (3,732)              (119)
Provision for income taxes                                                         -                  -                  -
                                                                   ------------------ ------------------ ------------------
Net loss                                                                   $ (7,474)           $(3,732)            $ (119)
                                                                   ================== ================== ==================

Weighted Average Shares Outstanding                                        2,195,592          2,696,691          3,184,832
                                                                   ================== ================== ==================

Net Loss Per Common Share:
  Basic and diluted net loss per share                                      $ (3.40)           $ (1.38)           $ (0.04)
                                                                   ================== ================== ==================

                             See accompanying notes

                              LTC HEALTHCARE, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 (In thousands)


                                                         CAPITAL                                       ACCUMULATED
                                            COMMON      IN EXCESS     TREASURY      ACCUMULATED       COMPREHENSIVE
                                              STOCK       OF PAR       STOCK           DEFICIT        INCOME (LOSS)       TOTAL
                                          ------------ ------------ ------------- ---------------- ------------------- -------------
Contribution of net assets from
    LTC Properties, Inc.                        $  33     $ 10,224        $    -         $      -          $       -       $ 10,257
Repurchase of 138,600 shares                        -            -         (384)                -                  -          (384)
Unrealized gains on available-for-sale
    securities                                      -            -             -                -                 33             33
Net loss                                            -            -             -            (119)                  -          (119)
Comprehensive loss                                  -            -             -                -                  -
                                                                                                                       -------------
                                                                                                                               (86)
                                          ------------ ------------ ------------- ---------------- ------------------- -------------
  Balance - December 31, 1998                               10,224                          (119)                  33         9,787
                                                   33                      (384)
Repurchase of 730,506 shares                        -            -       (1,728)                -                   -       (1,728)
Unrealized loss on available-for-sale
     securities                                     -            -             -                -             (1,928)       (1,928)
Net loss                                            -            -             -          (3,732)                   -       (3,732)
                                                                                                                       -------------
Comprehensive loss                                  -            -             -                -                   -       (5,660)
                                          ------------ ------------ ------------- ---------------- ------------------- -------------
  Balance - December 31, 1999                      33       10,224       (2,112)          (3,851)             (1,895)         2,399
                                          ------------ ------------ ------------- ---------------- ------------------- -------------
Repurchase of 515,800 shares                        -            -         (542)                -                   -         (542)
Adjustment for write down of
    investments                                     -            -             -                -               1,076         1,076
Net Loss                                            -            -             -          (7,474)                   -       (7,474)
                                                                                                                       -------------
Comprehensive loss                                  -            -             -                -                   -       (6,398)
                                          ------------ ------------ ------------- ---------------- ------------------- -------------
  Balance - December 31, 2000                   $  33     $ 10,224     $ (2,654)       $ (11,325)          $    (819)     $ (4,541)
                                          ============ ============ ============= ================ =================== =============





                             See accompanying notes

                              LTC HEALTHCARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                                      PERIOD FROM
                                                                                                                       INCEPTION
                                                                                                                       (MARCH 25,
                                                                                                                         1998)
                                                                                   YEAR ENDED DECEMBER 31,          TO DECEMBER 31,
                                                                            ------------------------------------    ----------------
                                                                                 2000                1999                  1998
                                                                            ----------------    ----------------    ----------------
OPERATING ACTIVITIES:
  Net loss                                                                         $(7,474)            $(3,732)             $ (119)
  Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Depreciation                                                                        1,621               1,885                 586
  Other non-cash items                                                                (154)                 197               (117)
  Gain on sale of real estate properties                                           (10,487)               (591)                   -
  Write down of investments                                                           2,079                   -                   -
  Increase in accounts receivable, net                                              (2,751)             (6,131)                   -
  (Increase) decrease in prepaid expenses and other assets                            3,366               (565)               (473)
  Increase in accounts payable                                                        2,268               1,549                   -
  Increase in accrued salaries and benefits                                           2,700               1,272                   -
  Increase in accrued expenses and other liabilities                                  2,318               3,388                 679
                                                                            ----------------    ----------------    ----------------
     Net cash provided by (used in) operating activities                            (6,514)             (2,728)                 556
INVESTING ACTIVITIES:
  Investment in equity securities                                                         -                   -             (3,308)
  Investment in convertible subordinated debentures                                       -                   -            (10,660)
  Purchase of LTC Properties bonds                                                    (521)                   -                   -
  Property and equipment additions                                                  (2,742)                   -                   -
  Payment on note receivable                                                            500                   -                   -
  Proceeds from sale of property and equipment                                            -              16,050                   -
  Other                                                                                  22               (644)                 388
                                                                            ----------------    ----------------    ----------------
     Net cash provided by (used in) investing activities                            (2,741)              15,406            (13,580)
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                                             -                   -               2,001
  Advances under line of credit from LTC Properties                                  14,753              13,336              12,800
  Payments on line of credit from LTC Properties                                    (3,540)            (23,527)            (17,668)
  Mortgage loan borrowings                                                                -                   -              17,400
  Principal payments on mortgage loans payable                                      (1,197)               (574)               (136)
  Repurchase of common stock                                                          (542)             (1,728)               (384)
  Other                                                                                   -               (773)                  23
                                                                            ----------------    ----------------    ----------------
     Net cash provided by (used in) financing activities                              9,474            (13,266)              14,036
                                                                            ----------------    ----------------    ----------------
   Increase (decrease) in cash and cash equivalents                                     219               (588)               1,012
Cash and cash equivalents, beginning of year                                            424               1,012                   -
                                                                            ----------------    ----------------    ----------------
Cash and cash equivalents, end of year                                               $  643              $  424             $ 1,012
                                                                            ================    ================    ================
Supplemental disclosure of cash flow information:
        Interest paid                                                               $ 3,664             $ 5,309             $ 1,536

Non-cash investing and financing activities:
 Assumption of mortgage loan relating to acquisition of property and
     equipment                                                                       $    -             $ 1,571              $    -
 Non -cash distribution of  net assets from LTC Properties, Inc.                          -                   -              10,224
 Non-cash acquisition of working capital                                                581                   -                   -
 Reduction of mortgage loan payables from sale for real estate properties            13,696                   -                   -
 Reduction of line of credit from LTC Properties from sale of real estate
     properties                                                                       5,347                   -                   -

                             See accompanying notes

                              LTC HEALTHCARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

LTC Healthcare, Inc. (the "Company"), a Nevada corporation, was incorporated on March 20, 1998 and began operations on March 25, 1998. The Company was originally a preferred stock subsidiary of LTC Properties, Inc. ("LTC Properties"), a real estate investment trust. On September 30, 1998, concurrently with the conversion of all shares of Company non-voting common stock held by LTC Properties into voting common stock of the Company, LTC Properties completed the spin-off of Company common stock through a taxable dividend to holders of LTC Properties common stock, convertible subordinated debentures and Series C Preferred Stock (the "Distribution"). Upon completion of the Distribution, the Company began operating as a separate public company. LTC Properties is subject to the reporting obligations of the Securities and Exchange Commission. See "Note 3. -Transactions with LTC Properties" for additional information.

The principal business of the Company is providing long-term healthcare services through the operation of nursing facilities. At December 31, 2000, the Company operated 30 nursing facilities with 3,332 licensed beds. On March 1, 2001, the Company began operating, under a management agreement with LTC Properties, one additional nursing facility with 129 beds. The facilities operated by the Company are located in seven states (Florida, Georgia, Illinois, Iowa, Kansas, Texas and Virginia) and are collectively referred to herein as nursing facilities. In addition to the operation of nursing facilities, as of December 31, 2000, the Company owned four nursing facilities and four assisted living facilities that were leased to third party operators under triple net leases.

The Company believes that the margins of its nursing operations can be improved through direct management by the Company of the operations of the nursing facilities and by increasing patient census. The Company's strategy is to improve patient census while providing comprehensive quality services to the residents of its nursing facilities within the reimbursement constraints imposed by third party payors.

The Company anticipates that cash flow from operations and borrowings under its line of credit will be adequate to meet its short-term liquidity requirements. The ability of the Company to satisfy its long term liquidity requirements will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business, economic and other factors beyond the Company's control. There can be no assurance that future healthcare legislation or other efforts by governmental and private payors to reduce healthcare costs will not have a material adverse effect on the Company's results of operations, liquidity and financial position. Currently, the Company has no other external sources of financing and the Company has not received any other commitment with respect to any funds needed in the future. The Company does not know when it could expect to be able to access capital markets or to seek other financing and there can be no assurance that it will be able to do so at all or in amounts or on terms acceptable to the Company. If necessary, the Company could secure additional funds or financing using its debt and equity securities, which have an estimated fair market value of $8,998,000 at December 31, 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include accounts of the Company, its subsidiaries and majority-owned partnerships. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

                              LTC HEALTHCARE, INC.

OTHER ACCRUED LIABILITIES. A summary of other accrued liabilities at December 31 follows (in thousands):


                                              2000        1999
                                           -------      ------
Accrued interest                           $ 1,167     $   527
Accrued rent                                 2,059           -
Accrued insurance                              451         204
Accrued property taxes                         450         178
Accrued taxes and licenses                     193         105
Due to prior operators                         416       1,350
Deferred rental income                           -         178
Other                                        1,645       1,233
                                           -------      ------
                                           $ 6,381     $ 3,775
                                           =======     ========

REAL ESTATE. Real estate assets transferred to the Company from LTC Properties at the Company's inception were recorded at LTC Properties' historical cost and real estate assets acquired by the Company are recorded at the Company's cost. impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount. Impairment losses are measured as the amount by which the carrying amount of the real estate exceeds the fair value. Management assesses the recoverability of the carrying value of its assets on a property by property basis. Based on management's review, no real estate assets were deemed to be impaired in 2000 or 1999.

Depreciation is provided on a straight-line basis over the estimated useful lives of 3 to 25 years for equipment and 35 to 40 years for buildings.

INVESTMENTS IN DEBT AND EQUITY SECURITIES. Investments in debt securities are accounted for at amortized cost as held-to-maturity securities and equity securities are accounted for at fair value as available-for-sale securities. Unrealized holding gains and losses resulting from changes in the fair value of available-for-sale securities considered to be temporary are reported as a separate component of stockholders' equity and comprehensive loss. Losses considered to be other than temporary are recognized in expense in the period so determined.

REVENUE RECOGNITION. Net patient revenues are derived primarily from providing long-term care services. Approximately 59% and 18% of the Company's revenues for 2000 were derived from services provided under the Medicaid and Medicare programs, respectively, compared to 40.6% and 6.5%, respectively, in 1999. The Company accrues for patient revenues at standard charges, adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements, when services are provided, based on historical experience. Base rental revenue is recognized using the straight-line method by averaging annual minimum rents over the terms of the leases. Contingent rental income, which is generated by a percentage of increased revenue over a specified base period revenue of the long-term care facilities, is recognized as earned.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations. Compliance with such laws and regulations is subject to government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

INCOME TAXES. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases and book bases of assets and liabilities at each year end based on enacted laws and statutory tax rates applicable to the years in which the differences are expected to effect taxable income.

                              LTC HEALTHCARE, INC.

Management regularly evaluates the realizability of deferred tax assets and provides a valuation allowance, if concluded necessary, based on such evaluation.

EARNINGS (LOSS) PER SHARE. The Company had no dilutive securities for the periods ended December 31, 2000, 1999 or 1998. Weighted average shares outstanding for 2000, 1999 and 1998 were 2,195,592, 2,696,691 and 3,184,832, respectively.

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

CONCENTRATION OF CREDIT RISKS. For the year ended December 31, 2000, rental income under operating leases with Sun Healthcare Group, Inc., through a wholly-owned subsidiary ("Sun"), and Sunrise Assisted Living, Inc. ("Sunrise"), accounted for approximately 3% and 2% of the Company's total revenues, respectively. For the period from inception to December 31, 1999, rental income under operating leases with Sun and Sunrise accounted for approximately 11% and 16% of the Company's total revenues, respectively. In October 1999, Sun filed for Chapter 11 bankruptcy protection. As of December 31, 2000, all rent payments due from Sun were current.

At both December 31, 2000 and 1999, the Company's investment of $8,500,000 in Regent Assisted Living, Inc. ("Regent") convertible subordinated debentures represented 13% of the Company's total assets.

The Company has significant accounts receivable whose collectibility or realizability is dependent upon the performance of certain government programs, primarily Medicare and Medicaid.

The Company's financial position, results of operations and liquidity could be adversely affected by financial difficulties experienced by Sun or Sunrise, including bankruptcy, insolvency or general downturn in business, or, in the event Sun or Sunrise, they do not renew and/or extend their leases with the Company as they expire. The Company does not believe there are significant credit risks associated with the government programs. The Company believes that an adequate provision has been made for the possibility of accounts receivable proving uncollectible and continually monitors and adjusts these reserves as necessary.

The following table, which is not covered by the Report of Independent Auditors on page 25, contains summary information for Regent that was extracted from public reports on file with the Securities and Exchange Commission. Regent is a publicly traded company, and as such is subject to the filing requirements of the Securities and Exchange Commission.

                              LTC HEALTHCARE, INC.


                                                     SEPTEMBER 30,   DECEMBER 31,         NINE MONTHS ENDED SEPTEMBER 30,
                                                         2000            1999                2000           1999
                                                     ------------    ------------        -------------    ---------------
                                                                             (in thousands)
REGENT
Total assets                                          $ 67,276          $ 62,686                 N/A                N/A
Total debt                                              51,542            43,594                 N/A                N/A
Total stockholders' deficit                            (10,061)           (5,311)                N/A                N/A
Total revenues                                             N/A               N/A            $ 48,132           $ 39,169
Loss before taxes                                          N/A               N/A              (4,225)            (5,690)
Net loss                                                   N/A               N/A              (4,750)            (6,140)


RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

On September 30, 1998, the 40,002 shares of Company non-voting common stock held by LTC Properties were converted into 3,335,882 shares of Company voting common stock. Concurrently, LTC Properties completed the spin-off of all Company voting common stock through a taxable dividend distribution to the holders of LTC Properties common stock, Cumulative Convertible Series C Preferred Stock and Convertible Subordinated Debentures.

Upon completion of the spin-off, the Company began operating as a separate public company. As of December 31, 2000, LTC Properties owned 180,000 shares or 9.3% of the Company's outstanding common stock. On March 9, 2001, LTC Properties sold the 180,000 shares to the Company for $225,000, not including selling commissions, which was the fair market value on the date of sale. LTC Properties sold these shares because the recently enacted Tax Relief Extension Act of 1999 ("ACT") provides that, subject to certain exceptions for taxable years commencing after December 31, 2000, a REIT may not own more than 10 percent of the total value of the securities of any corporation. Without qualifying as safe harbor debt, securities under the ACT include the line of credit provided by LTC Properties to the Company. In order to qualify as safe harbor debt and retain its REIT status, LTC Properties was required to hold only such debt or the shares. Accordingly, LTC Properties sold the shares to the Company.

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

                              LTC HEALTHCARE, INC.

LTC Properties has provided the Company with a $20,000,000 unsecured line of credit that bears interest at 10% and matures in March 2008. Under terms of LTC Properties' new Senior Secured Revolving Line of Credit, LTC Properties is permitted to loan the Company up to $25,000,000. The Company and LTC Properties have not increased the $20,000,000 unsecured line of credit between the companies. Should any such amendment be proposed, it would need approval of the independent Board members of each company's board. There can be no assurance that such an increase in the line would be offered, at what terms it may be offered and if offered, approved by the Company's independent Board members. As of December 31, 2000 and 1999, $16,582,000 and $6,337,000, respectively, was outstanding under the line of credit. As of December 31, 2000 and 1999, the Company owned 194,100 shares of LTC Properties common stock. See "Note 6. -Debt and Equity Securities".

During 2000, 1999 and 1998, the Company recorded interest expense related to the unsecured line of credit of $1,713,000, $1,514,000 and $711,000, respectively.

On June 23, 2000, LTC Properties appointed the Company as exclusive sales agent for all LTC Properties' skilled nursing facilities for a period of one year. Pursuant to the agreement, during 2000, LTC Properties paid the Company sales commissions of $1,600,000 which are included in interest and other income. In 1998, the Company and LTC Properties entered into an administrative services agreement under which LTC Properties would provide management and administrative services to the Company. The agreement was terminated with an effective date of January 1, 2000 since the Company now has its own management and administrative staff. LTC Properties will continue to provide advisory services to the Company. During 1999, the Company reimbursed LTC Properties $740,000 for administrative and management advisory services as provided for under the administrative services agreement. The sales commissions and the administrative services fee are included in other operating and administrative expenses.

During 1999, the Company sold to LTC Properties 100% of the stock of a subsidiary that owns two assisted living facilities leased to a third-party operator for total proceeds of $16,050,000 which equaled the Company's initial cost basis in the properties. A gain of approximately $591,000 was realized on the sale. The Company used the proceeds to repay borrowings under the unsecured line of credit provided by LTC Properties.

During the third quarter of 2000, the Company sold 100% of the common stock of Coronado Corporation ("Coronado") and Park Villa Corporation ("Park Villa") to LTC Properties for a total purchase price of $19,200,000, which was based on independent appraisals. Coronado and Park Villa were owned properties, subject to mortgage debt, leased to other operators. As a result of the sales, the Company eliminated approximately $13,700,000 of mortgage debt, satisfied approximately $5,300,000 in obligations to LTC Properties and recognized a gain on sale of $10,487,000. Income generated from the Coronado and Park Villa, net of debt obligations and depreciation, was immaterial for the years ended December 31, 2000 and 1999.

Pursuant to an intercompany agreement, the Company has agreed not to engage in activities or make investments that involve real estate, unless it has first provided written notice to LTC Properties of the material terms and conditions of such activities or investments, and LTC Properties has determined not to pursue such activities or investments either by providing written notice to the Company rejecting the opportunity within ten days following the date of receipt of notice of the opportunity or by allowing such ten-day period to lapse. Pursuant to the intercompany agreement, the Company and LTC Properties also agreed to notify each other of, and make available to each other, investment opportunities that they develop or of which they become aware but are unable or unwilling to pursue. The Company also agreed not to prepay or cause to be prepaid any of its mortgage loans originated by LTC Properties which were securitized by LTC Properties in REMIC transactions. The intercompany agreement has a term of ten years but shall terminate earlier upon a change of control of LTC Properties.

                              LTC HEALTHCARE, INC.

As of December 31, 2000, the Company leased 27 nursing facilities with 3,080 licensed beds from LTC Properties. During 2000, 1999, and 1998 the Company recorded rental expense of approximately of and $6,176,000, $779,000 and $0, respectively, on properties leased from LTC Properties. Also, as of December 31, 2000, the Company had mortgage loans secured by six nursing facilities with total outstanding principal of $16,433,000 and a weighted average interest rate of 9.25% payable to LTC Properties' REMIC pools. Two of the nursing facilities securing the mortgage loans payable to LTC Properties REMIC pools are operated by the Company and the remaining four nursing facilities are leased to third party operators. Effective March 1, 2001, the Company began operating an additional facility with 129 licensed beds that is owned by LTC Properties. Five facilities, including the one the Company began operating March 1, 2000, are operated under short-term management agreements. Leases on all 23 of the facilities owned by LTC Properties and operated by the Company will expire in 2000. The terms of these leases will be renegotiated prior to their expiration; however, the Company has been advised by LTC Properties that the total rents will not increase from the current levels for the leases renewed.

4. NURSING HOME OPERATIONS

On August 20, 1999 the Company acquired Generations Management Services, Inc. ("Generations"), a nursing facility management company for $450,000. In connection with the acquisition, the Company recorded goodwill of approximately $398,000. For the period from August 20, 1999 to December 31, 1999, Generations managed the operations of nine nursing facilities for a third party provider of long-term care under a fee based management agreement. Eight of the facilities managed for the third party provider were leased to the third party by LTC Properties and the remaining facility was leased to the third party by the Company. The facility owned by the Company was closed throughout the term of the management agreement. The third party manager anticipated the Company owned facility would be licensed and opened. On December 31, 1999 the management agreement was terminated between Generations and the third party provider. Accordingly, the Company expensed the goodwill recorded for the acquisition of Generations.

A new at risk management agreement was entered into between the third party provider and the Company effective January 1, 2000 for the eight facilities leased to the third party provider from LTC Properties. During 2000 two leases between LTC Properties and the third party provider were terminated and the facilities were leased directly to the Company from LTC Properties. Concurrently, the management agreement between the Company and the third party provider was terminated for the two facilities now leased directly from LTC Properties.

On September 1, 1999 the Company entered into operating leases with LTC Properties for six remaining facilities and began operating the six nursing facilities. In October 1999 the Company began operating 12 additional nursing facilities. Eleven of the nursing facilities the Company began operating in October 1999 were leased from LTC Properties and the remaining facility was acquired by the Company. The Company initially entered into management agreements with two third party operators of long-term care facilities for the management of the 12 facilities. Effective February 29, 2000, the management agreement with one of the third party operators was terminated and the Company began operating nine of the facilities on March 1, 2000. The management agreement for the remaining three facilities was terminated on March 31, 2000 and the Company began operating those facilities on April 1, 2000.

On January 1, 2000, the Company began operating five facilities that are leased from LTC Properties, and effective February 1, 2000, the Company began operating one facility that is leased from a third party. In May of 2000, the facility owned by the company that was formerly closed (discussed above) was opened.

In June of 2000 LTC Properties terminated the lease on a facility operated by the Company. Also, during 2000 LTC Properties sold two facilities that were leased to the Company. On August 9, 2000 the lease was terminated on one of the facilities and the Company ceased operating the facility. The lease was terminated on the second facility on September 30, 2000.

                              LTC HEALTHCARE, INC.

Effective January 1, 2001, the Company and LTC Properties agreed to terminate leases for four facilities containing a total of 603 beds in four states. These facilities are being operated by the Company under a short-term management agreement with LTC Properties during a transition period.

On March 1, 2000, the Company began operating an additional facility not formerly operated by the Company under a short-term management agreement with LTC Properties.

As a result, as of March 1, 2001 the Company operates 31 nursing facilities with 3,461 licensed beds.

5. REAL ESTATE INVESTMENTS

During 1999, the Company acquired one nursing facility with 96 licensed beds in Illinois for a purchase price of $1,571,000. The purchase price equaled the amount of the mortgage debt secured by the property that was assumed by the Company. Also, during 1999, the Company sold 100% of the stock of a subsidiary that owns two assisted living facilities to LTC Properties for total proceeds of $16,050,000 which, equaled the Company's initial cost basis in the properties. During 2000, the Company sold 100% of two subsidiaries that owned two nursing facilities to LTC Properties for total proceeds of $19,200,000. As a result of the above transactions, as of December 31, 2000, the Company owned six nursing facilities with 601 licensed beds and four assisted living facilities with 186 units. Four nursing facilities with 399 licensed beds and four assisted living facilities are leased to third party operators under triple net leases. Two nursing facilities with 202 licensed beds are operated by the Company.

The cost and accumulated depreciation of property being leased to other operators at December 31, 2000 is $39,970,000 and $4,482,000, respectively.

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

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases are: $3,315,000, $2,903,000, $2,284,000, $2,177,000, $2,177,000
and $26,850,000 for the years ending December 31, 2001, 2002, 2003, 2004, 2005 and thereafter.

6. DEBT AND EQUITY SECURITIES

During 1998, the Company purchased $8,500,000 principal amount of convertible subordinated debentures from Regent (the "Regent Debentures"). The Regent Debentures mature on March 31, 2008 and bear interest at 7.5%. At December 31, 1998, the Regent Debentures were convertible into Regent common stock at $7.50 per share. During 1999, Regent's common stock was de-listed from the NASDAQ and the conversion price was reduced to $6.75 per share. Regent can require conversion of the Regent Debentures at such time as the Regent common stock trades at $12.00 per share or more for 30 consecutive days. As of December 31, 2000 and 1999, based on management's estimates, the fair value of the Regent Debentures was approximately $5,100,000.

                              LTC HEALTHCARE, INC.

During October 1998, the Company purchased $3,000,000 principal amount of Assisted Living Concepts, Inc. ("ALC") 5.625% convertible subordinated debentures due 2003 for approximately $2,160,000. As of December 31, 2000 and 1999, the fair value of the ALC convertible debentures, based on quoted market prices, was approximately $1,357,000 and $1,800,000, respectively.

During 1998, the Company purchased for investment purposes, 194,100 shares of LTC Properties common stock for an aggregate cost of approximately $3,308,000. At December 31, 2000 and 1999, the Company's investment in LTC Properties common stock was recorded at its fair value of $692,000 and $1,638,000, respectively, in the accompanying balance sheets. Unrealized holding losses on changes in the fair value of the Company's investment in LTC Properties common stock of $946,000 and $1,589,000 are included in comprehensive loss for 2000 and 1999, respectively. During the fourth quarter of 2000, the Company recorded an expense of $1,603,000 to recognized a decline in value considered to be other than temporary.

During 1998, LTC Properties transferred equity investments consisting of 69,000 shares of Regent common stock and 30,847 shares of ALC common stock to the Company. Subsequently during 1998, the Company sold its investment in Regent common stock for total proceeds of approximately $388,000 and recognized a gain of approximately $86,000. As of December 31, 2000 and 1999 the ALC common stock was recorded at its fair value of $19,000 and $66,000, respectively. Unrealized holding losses on changes in the fair value of the Company's investment in ALC common stock of $46,000 and $339,000 are included in comprehensive income for 2000 and 1999, respectively. During the fourth quarter of 2000, the Company recorded an expense of $476,000 to recognize a decline in value considered to be other than temporary.

During 2000, the Company acquired LTC Properties 8.5% convertible subordinated debentures with a face value of $560,000, maturity date of January 1, 2001. The fair market value at December 31, 2000, based on quoted market prices was $536,000. On January 1, 2001, LTC Properties redeemed these securities for the face value.

7. LONG-TERM DEBT

LTC Properties has provided the Company with a $20,000,000 unsecured line of credit that bears interest at 10% and matures in March 2008. As of December 31, 2000 and 1999, $16,582,000 and $6,337,000, respectively, was outstanding under the line of credit. Under the terms of LTC Properties' new Senior Secured Revolving Line of Credit, LTC Properties is permitted to loan the Company up to $25,000,000. The Company and LTC Properties have not increased the $20,000,000 unsecured line of credit between the companies. Should any such amendment be proposed, it would need approval of the independent Board members of each company's board. There can be no assurance that such an increase in the line would be offered, at what terms it may be offered and if offered, approved by the Company's independent Board members.

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

In the third quarter of 2000, the Company sold 100% of two subsidiaries that owned two nursing facilities, which were encumbered by mortgage debt. The sale resulted in the elimination of $13,700,000 of mortgage debt.

                              LTC HEALTHCARE, INC.

At December 31, 2000 and 1999, the Company had total outstanding mortgage loans of $33,277,000 and $47,524,000, respectively, with a weighted average interest rate of 8.40% and 8.5%, respectively. At December 31, 2000 and 1999, based on prevailing interest rates for comparable loans and estimates made by management, the fair value of the mortgage loans payable was approximately $27,438,000 and $38,484,000, respectively.

Aggregate scheduled principal payments for the mortgage loans payable as of December 31, 2000 are $444,000, $3,736,000, $479,000, $2,021,000, $541,000, and
$26,956,000 in 2001, 2002, 2003, 2004, 2005 and thereafter.

8. COMMITMENTS AND CONTINGENCIES

The Company requires, and intends to continue to require, all lessees of the properties owned by the Company to secure adequate comprehensive property and liability insurance that covers the Company as well as the lessee. In addition, the Company is required, as the lessee of the properties it operates, to secure adequate comprehensive property and liability insurance. During the periods covered by this report, the Company had purchased traditional occurrence-based indemnity insurance for its general, professional, and auto liabilities and has purchased occurrence based insurance for its workers compensation liabilities. In addition, the Company had purchased traditional indemnity property insurance for the nursing facilities it operates. As of March 18, 2001, the Company's insurance coverage for general and professional liability expired and the Company was able to renew that coverage on a claims-made basis in every state except for Texas and Florida. All other coverage for property, autos and workers compensation is still in effect. The Company has been advised by its insurance broker that due to the regulatory and litigation environments in the states of Texas and Florida, there was no insurance company willing to provide acceptable coverage to the Company in those states. At this time, the Company and its broker are continuing to seek appropriate coverage for general and professional liability for operations in Texas and Florida. There can be no assurances that the Company will be able to find acceptable coverage in the near future for Texas and Florida. The Company has notified LTC Properties, who is the owner of properties in the two states regarding this lapse in coverage. Certain risks may, however, be uninsurable or not economically insurable and there can be no assurance the Company or a lessee will have adequate funds to cover all contingencies.

The future minimum rental commitments payable required by all non-cancelable operating leases with original or remaining terms in excess of one year as of December 31, 2000 are $2,395,000, $302,000, $160,000, $128,000 and $70,000 for
2000, 2001, 2002, 2003 and 2004.

The Company is not party to any legal proceedings which, in the opinion of management, would have a material adverse affect on the Company's financial position, results of operations or liquidity.

The Company is subject to civil monetary penalties, admission restrictions and actions against the facilities' licenses resulting from periodic surveys at its nursing facilities and facilities under management. Penalties of approximately $650,000 have been asserted as of December 31, 2000 and the Company has pursued adjustments and appeals of these assessments. The Company's policy is to accrue for these civil monetary penalties in the accounting period in which a loss is deemed to be probable and the amount is reasonably determinable, based on historical experience. At December 31, 2000, the Company accrued approximately $300,000 for these losses. The Company also is taking action to cure deficiencies and pursuing relief from any admission restrictions and other administrative actions. It is the opinion of management that the ultimate resolution of these contingencies, to the extent not provided for, will not have a material effect on the financial condition of the Company.

9. STOCKHOLDERS' EQUITY (DEFICIT)

INITIAL CAPITALIZATION. On March 25, 1998, LTC Properties acquired 2 shares of non-voting common stock for $1,000. LTC Properties acquired an additional 4,000 shares of non-voting common stock for $2,000,000 and 36,000 shares of non-voting common stock in exchange for the contribution of certain assets and liabilities.

                              LTC HEALTHCARE, INC.

On September 30, 1998, 40,002 shares of Company non-voting common stock held by LTC Properties were converted into 3,335,882 shares of Company voting common stock. On September 30, 1998, the date of the spin-off, the Company owned 124,500 shares of LTC Properties common stock and as a result of the spin-off, received 12,450 shares of treasury stock.

REPURCHASE OF COMMON STOCK. During 2000, 1999 and 1998, the Company repurchased 515,800, 730,506 and 138,600 shares, respectively, of its common stock in the open market for an aggregate purchase price of $521,000, $1,728,000 and $384,000, respectively. On March 9, 2001, the Company repurchased 180,000 shares of its common stock from LTC Properties for its fair market value of $225,000. (See Note 3--Transactions with LTC Properties.)

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

The following table summarizes nonqualified stock option activity 2000 and 1999:

                                                           YEAR ENDED                    YEAR ENDED
                                                        DECEMBER 31, 2000            DECEMBER 31, 1999
                                                   -------------------------------------------------------------
                                                                    WEIGHTED                       WEIGHTED
                                                   SHARES        AVERAGE PRICE     SHARES       AVERAGE PRICE
                                                   -------       -------------  -----------     -------------
Outstanding, beginning of period                   278,000          $ 2.50          296,000       $   2.50
     Granted                                       138,000            2.50           63,000           2.50
     Forfeitures                                   (23,666)           2.50          (81,000)          2.50
                                                  --------                      -----------
Outstanding, end of period                         392,334          $ 2.50          278,000       $   2.50
                                                  ========                      ===========
Exercisable, December 31                           167,334          $ 2.50           78,337       $   2.50
                                                  ========                      ===========
Available for Grant, December 31                   107,666                          222,000
                                                  ========                      ===========


All options have a ten year life and vest equally over three to five years from the original date of grant based on continued employment as of each respective vesting date. Unexercised options expire seven years after the date of vesting.

The fair value of options granted during 2000 and 1999 were estimated using the Black-Scholes valuation model with the following assumptions as of the grant date for options granted in 2000 and 1999, respectively: (i) weighted average option life expectancy of six years and five years; (ii) volatility factor of the expected market price of the Company's common stock of 1.094 and 1.104; and
(iii) a risk free interest rate of 6.0% and 6.0%. Based on the above assumptions, the weighted average estimated fair value of options granted in 2000 and 1999 was $0.57 and $1.75 per share, respectively. As of December 31, 2000 and 1999 the average remaining contractual life of the outstanding options was 8.4 and 8.9 years. Had compensation cost been recorded under the provisions of SFAS No. 123, pro forma net loss would have been $7,681,000, $3,913,000 and $157,000 for 2000, 1999 and 1998, respectively, and pro forma basic and diluted loss per share would have been $3.50, $1.45 and $0.05 per share for 2000, 1999 and 1998, respectively.

10. INCOME TAXES

At December 31, 2000 the Company had, for federal income tax purposes, net operating loss carryforwards of $8,712,064 (expiring from 2018 through 2020).

                              LTC HEALTHCARE, INC.

SFAS No. 109 requires the reduction of the deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. Sufficient taxable income must be generated in future years to realize the tax benefit associated with the net deferred tax asset. The Company believes that sufficient doubt exists as to whether future taxable income will be sufficient to realize such tax benefits and, accordingly, a valuation allowance was established against the deferred tax asset. For the year ended December 31, 2000 and 1999, the Company recorded an increase in the valuation allowance of $2,914,000 and $1,586,000, respectively.

The reconciliation between the statutory provision for income taxes and the actual provision for income taxes is shown as follows:


                                                                         YEAR ENDED DECEMBER 31,
                                                                          2000            1999
                                                                     ------------     ------------
         Income tax (benefit) at federal statutory rate              $ (2,542,000)    $ (1,269,000)
         State income tax (benefit), net of federal benefit              (372,000)        (317,000)
         Valuation allowance                                            2,914,000        1,586,000
         Other                                                                  -                -
                                                                     ------------     ------------
         Provision for income taxes                                  $          -     $          -
                                                                     ============     ============


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the Company's deferred tax assets and liabilities are as follows:


                                                                           2000              1999
                                                                      -----------         -----------
Deferred tax assets:
   Partnership and other income                                       $   269,000         $   197,000
   Federal benefit (liability) of state deferred tax                        6,000               5,000
   Allowance for bad debts                                              2,279,000             124,000
   Write down of investments                                              834,000                   -
   Book difference in assets                                                    -           1,777,000
   Other                                                                   95,000             254,000
   Net operating loss carryforward                                      3,352,000           1,153,000
                                                                      -----------         -----------
        Total deferred tax assets                                       6,835,000           3,475,000
                                                                      -----------         -----------

Deferred tax liabilities:
   Depreciation                                                          (966,000)           (562,000)
   Accrued expenses                                                      (301,000)                  -
   Other                                                                  (55,000)           (314,000)
                                                                      -----------         -----------
        Total deferred tax liabilities                                 (1,322,000)           (876,000)
                                                                      -----------         -----------

Net deferred tax assets before valuation allowance                      5,513,000           2,599,000
Valuation allowance                                                    (5,513,000)         (2,599,000
                                                                      -----------         -----------
Net deferred tax asset                                                $         -         $         -
                                                                      ===========         ===========

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                        QUARTER ENDED
                                      ----------------------------------------------------
                                       MARCH 31      JUNE 30    SEPTEMBER 30   DECEMBER 31
                                      ----------    ---------   ------------   -----------
                                         (dollars in thousands, except per share amounts)
2000
Revenues                              $ 22,900     $ 24,281     $ 25,625     $ 23,526
Net income (loss)                     $ (2,963)    $ (3,000)    $  7,631     $ (9,142)
Basic and diluted net income (loss)
  per share                           $  (1.21)    $  (1.30)    $   3.63     $  (4.43)

1999
Revenues                              $  2,114     $  2,123     $  3,298     $ 12,623
Net loss                              $   (142)    $   (268)    $   (142)    $ (3,180)
Basic and diluted net loss per share  $  (0.05)    $  (0.10)    $  (0.05)    $  (1.24)

1998
Revenues                              $   --       $    115     $    610     $  2,139
Net loss                              $   --       $      4     $    (37)    $    (86)
Basic and diluted net loss per share  $   --       $     --     $  (0.01)    $  (0.03)


During the fourth quarter of 2000, the Company accrued $3,525,000 of additional provision for bad debts, resulting primarily from the transition of nursing facilities from prior operators to the Company, along with significant delays in processing in changes of ownership by regulatory agencies that affected the Company's ability to bill and collect its accounts receivable. In addition, management determined that the Company's investments in available for sale securities realized an other than temporary loss and a write down of investments of $2,079,000 was recorded.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Will be incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

Will be incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Will be incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Will be incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Financial Statements

                  The financial statements are filed as Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

         (b)      Exhibits

                  The exhibits in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

         (c)      Financial Statement Schedules

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

                              LTC HEALTHCARE, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                           BEGINNING       CHARGE TO           CHARGE TO OTHER
                                           OF PERIOD       OPERATIONS      ACCOUNTS - ADJUSTMENTS     END OF PERIOD
                                           ---------       ----------      ----------------------     -------------
Allowance for Doubtful Accounts:
   2000                                       $313              $5,346               $   23              $5,682
   1999                                       $  -              $  313               $    -              $  313
   1998                                       $  -              $    -               $    -              $    -

                              LTC HEALTHCARE, INC.

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (In thousands)


                                                                      GROSS AMOUNT AT WHICH
                                   INITIAL COST TO       COSTS              CARRIED AT
                                      COMPANY         CAPITALIZED       DECEMBER 31, 2000
                                 --------------------  SUBSEQUENT  ---------------------------             CONSTRUCTION
                                        BUILDING AND       TO             BUILDING AND   TOTAL    ACCUM.    /RENOVATION  ACQUISITION
                   ENCUMBRANCES  LAND   IMPROVEMENTS  ACQUISITION   LAND  IMPROVEMENTS    (1)   DEPREC. (2)     DATE         DATE
                   ------------  ----   ------------  -----------   ----  ------------   ------ ----------- ------------ --------
Skilled Nursing
Facilities:
Alamogordo, NM       $4,722      $314     $ 3,567         $  28    $ 314     $ 3,595    $3,909     $  994      1985     Sept-98
Roswell, NM           3,991        85       2,932            25       85       2,957     3,042      1,009      1979     Sept-98
Clovis, NM            1,616       100       2,519            32      100       2,551     2,651        237      1968     Sept-98
Clovis, NM            2,835       100       1,899            32      100       1,931     2,031        208 1969/1995     Sept-98
Sumner, IL(4)         1,558        50       1,521             -       50       1,521     1,571         86      1965     Oct-99
Richland Hills, TX(4) 1,712       100       2,844           346      100       3,236     3,336        342      1967     Sept-98
                   ------------  ----   ------------  -----------   ----   ----------   --------- -------

SNFs                 16,434       749      15,282           463      749      15,791    16,540      2,876
                   ------------  ----   ------------  -----------   ----   ----------   --------- -------
Assisted Living
Facilities:
Arlington, OH        16,843(3)    510       6,115             -      510       6,115    6,625        439      1993     Sept-98
Bexley, OH                 (3)    410       6,215             -      410       6,215    6,625        445      1992     Sept-98
Worthington, OH            (3)      -       6,710             -        -       6,710    6,710        467      1993     Sept-98
Worthington, OH            (3)      -       3,290             -        -       3,290    3,290        255      1996     Sept-98
                   ------------  ----   ------------  -----------   ----   ----------   --------- -------

ALFs                16,843        920      22,330             -      920      22,330   23,250      1,606
                   ------------  ----   ------------  -----------   ----   ----------  ---------- ------

Total               $33,277    $1,669     $37,612         $ 463   $1,669    $ 38,121  $39,790     $4,482
                   ============  ====   ============  ===========  =====   ==========  ====== ===========

(1) The aggregate cost for federal income tax purposes is approximately $38,918,000. The above table does not include equipment of $2,847,000, net of $147,000 of accumulated depreciation, acquired by the Company for properties it operates under triple net leases.
(2) Depreciation for building is calculated using a 35 year life for skilled nursing facilities and a 40 year life for assisted living residences and additions to facilities. Depreciation for furniture and fixtures is calculated based on a 7 year life for all facilities.
(3)  Single note backed by four facilities in Ohio.
(4)  The Company began operating these facilities in 2000.

 Activity for the years ended December 31, 1999 and 2000 is as follows:


                                                   REAL ESTATE AND     ACCUMULATED
                                                      EQUIPMENT       DEPRECIATION
                                                   ---------------    ------------
Balance at Inception (March 25, 1998)                 $      -          $      -
  Additions                                                  -               586
  Contribution of assets by LTC Properties              65,182             3,720
                                                   ---------------    ------------
Balance at December 31, 1998                            65,182             4,306
  Additions to owned properties                          1,885             1,885
  Additions to properties leased from LTC Properties       157                 -
  Dispositions                                         (16,050)             (611)
                                                   ---------------    ------------
Balance at December 31, 1999                            51,174             5,580
  Additions to owned properties                             46             1,474
  Additions to properties leased from LTC Properties     2,696               147
  Dispositions                                         (11,279)           (2,572)
                                                   ---------------    ------------
Balance at December 31, 2000                          $ 42,637          $  4,629
                                                   ===============    ============

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LTC Healthcare, Inc.
                                            Registrant



Dated: March 30, 2001                       By:  /s/ WENDY L. SIMPSON
                                            ---------------------------------
                                                     WENDY L. SIMPSON
                                              Executive Vice President and Chief
                                              Financial Officer

       /s/ ANDRE C. DIMITRIADIS
       ---------------------------------------------
       ANDRE C. DIMITRIADIS                           Chairman of the Board, Chief Executive    March 30, 2001
                                                               Officer and Director

       /s/ CHRISTOPHER T. ISHIKAWA
       ---------------------------------------------
       CHRISTOPHER T. ISHIKAWA                               Executive Vice President,          March 30, 2001
                                                        Chief Operating Officer and Director

       /s/ JAMES J. PIECZYNSKI
       ---------------------------------------------
       JAMES J. PIECZYNSKI                             Chief Strategic Planning Officer and     March 30, 2001
                                                                     Director

       /s/ STEVEN STUART
       ---------------------------------------------
       STEVEN STUART                                                 Director                   March 30, 2001


       /s/ BARY G. BAILEY
       ---------------------------------------------
       BARY G. BAILEY                                                Director                   March 30, 2001