Form 10-K405/A
period 2000-12-31
LTC HEALTHCARE INC
filed 2001-04-20
CIK 1059186

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
(MARK ONE)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Company is approximately $1,677,575 as of March 31, 2001.

                                    1,758,526
       (Number of shares of common stock outstanding as of March 20, 2001)


================================================================================

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


         This table shows information concerning the Company's directors and executive officers. Each executive officer is elected by the directors, serves at the pleasure of the Board of Directors and holds office until a successor is elected or until resignation or removal. The information concerning the Company's directors and executive officers is given as of March 31, 2001.


        NAME                                  AGE      POSITION
        --------------------------------    --------   -----------------------------------------------------------------
        Andre C. Dimitriadis                  60       Chairman, Chief Executive Officer and Director
        Alex J. Chavez                        36       Senior Vice President and Treasurer
        Christopher T. Ishikawa               37       Executive Vice President, Chief Operating Officer and Director
        Julia L. Kopta                        51       Executive Vice President, General Counsel and Corporate Secretary
        James J. Pieczynski                   38       Chief Strategic Planning Officer and Director
        Wendy L. Simpson                      51       Executive Vice President and Chief Financial Officer
        Steven Stuart                         37       Director
        Bary G. Bailey                        42       Director

         Andre C. Dimitriadis has been the Chairman, Chief Executive Officer and Director of the Company since its formation in 1998. Mr Dimitriadis founded LTC Properties, Inc. in 1992 and has been its Chairman and Chief Executive Officer since its inception and assumed the title of President in 2000. Mr. Dimitriadis is also a member of the board of Magellan Health Services.

         Alex. J. Chavez has served as Senior Vice President and Treasurer since February 2001 and Vice President and Treasurer since January 2000. Mr. Chavez also served as Senior Vice President of LTC Properties since February 2001 and Vice President and Treasurer since December 1999. Prior to that, he served as Director of Finance since June 1996 and became Vice President of LTC Properties in September 1997. Before joining LTC, Mr. Chavez was employed by the international accounting firm of Ernst & Young LLP, where he served as an Audit Manager specializing in the healthcare and real estate industries from 1990 to 1996.

         Christopher T. Ishikawa has been the Executive Vice President and Chief Operating Officer of the Company since 1999 and has been a Director since 2000. From the Company's formation in 1998 until 1999, he also served as Senior Vice President and Chief Investment Officer. He has also served as LTC Properties' Executive Vice President and Chief Investment Officer since February 2001 and Senior Vice President and Chief Investment Officer since 1997. Prior to that, he served as Vice President and Treasurer of LTC Properties since April 1995.

         Julia L. Kopta has served as Executive Vice President, General Counsel and Corporate Secretary since February 2001 and served as Senior Vice President, General Counsel and Corporate Secretary since January 2000. Prior to that, she served as Special Counsel to the Chief Executive Officer of Coram Healthcare Corporation from September 1999 through November 1999. From October 1993 to October 1997, she served as Executive Vice President, General Counsel and Corporate Secretary of Transitional Hospitals Corporation.

         James J. Pieczynski has served as Chief Strategic Planning Officer since July 2000 and prior to that was President of the Company since inception. Mr. Pieczynski has also been a Director since the Company's inception. He has also served as Chief Strategic Planning Officer of LTC Properties since July 2000 and was President since 1997. Mr. Pieczynski has been a Board member of LTC Properties since 1997 and served as Chief Financial Officer of LTC Properties from May 1994 to July 2000. From May 1994 to 1997, he also served as Senior Vice President of LTC Properties. He joined LTC Properties in December 1993 as Vice President and Treasurer.

         Wendy L. Simpson has been Executive Vice President and Chief Financial Officer of the Company since July 2000. She served also as Vice Chairman of LTC Properties since April 2000 and Vice Chairman and Chief Financial Officer since July 2000. Prior to that she was a financial advisor to Coram Healthcare Corporation, a healthcare organization, from November 1999 through March 31, 2000. Ms. Simpson joined Coram as Executive Vice President and Chief Financial Officer in March 1998 and resigned in November 1999. Prior to joining Coram, Ms. Simpson was Executive Vice President, Chief Financial Officer, Chief Operating Officer and Director of Transitional Hospitals Corporation from December 1994 to August 1997 and Senior Vice President and Chief Financial Officer from July 1994 to December 1994. Coram Healthcare commenced bankruptcy proceedings in August 2000. Ms. Simpson has been a Director of LTC Properties since 1995.

         Steven Stuart is Corporate Executive Officer of Shinsei Bank, Ltd. (formerly the Long Term Credit Bank of Japan), the world's largest privately held bank. Prior to joining Shinsei in March 2000, Mr. Stuart managed a private investment fund and advisory business focused on the commercial real estate market. Prior to that he was employed as a Director in the real estate finance group of Deutsche Morgan Grenfell (a subsidiary of Deutsche Bank), an investment banking firm, from January 1997 until December 1998. From 1986 to 1997, Mr. Stuart was employed by Goldman, Sachs & Co. where he focused on capital markets activities relating to real estate.

         Bary G. Bailey is Executive Vice President, Chief Strategic Officer of PacifiCare Health Systems, Inc., a managed care provider. Prior to joining PacifiCare in September 2000, Mr. Bailey was Executive Vice President, Finance, Information Technology and Strategic Initiatives of Premier, Inc., a group purchasing organization responsible for contracting for $12.5 billion in purchases of medical/surgical, pharmaceutical and dietary products and services. Prior to joining American Healthcare Systems in July of 1995, Mr. Bailey was Vice President of Finance of American Medical International, Inc., an owner/operator of hospitals, from 1987 to 1995.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act requires directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission and the Pacific Exchange initial reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all directors, executive officers and persons who beneficially own more than ten percent of the Company's common stock have complied with the reporting requirements of Sections 16(a).

ITEM 11. EXECUTIVE COMPENSATION

         This table shows the compensation paid by the Company to the Chief Executive Officer and the other four most highly paid executive officers for the period ended December 31, 2000.


                                                                                                LONG TERM COMPENSATION
                                                                                        ------------------- -------------------
                                                                                            SECURITIES          OTHER LONG
             NAME &                                                        OTHER            UNDERLYING        TERM INCENTIVE
       PRINCIPAL POSITION          YEAR      SALARY (1)     BONUS      COMPENSATION         OPTIONS (#)           AWARDS
------------------------------- ----------- -------------- --------- ------------------ ------------------- -------------------
Andre C. Dimitriadis               2000           $-           $ -          $ -                       -            $ -
Chairman & Chief                   1999            -             -            -                       -              -
Executive Officer                  1998            -             -            -                  75,000              -

James J. Pieczynski                2000            -             -            -                       -              -
Chief Strategic                    1999            -             -            -                       -              -
Planning Officer                   1998            -             -            -                  56,000              -

Christopher T. Ishikawa            2000            -             -            -                       -              -
Executive Vice President &         1999            -             -            -                       -              -
Chief Operating Officer            1998            -             -            -                  37,000              -

Wendy L. Simpson                   2000            -             -            -                  35,000              -
Executive Vice President &         1999            -             -            -                       -              -
Chief Financial Officer            1998            -             -            -                       -              -

Julia L. Kopta                     2000            -             -            -                  20,000              -
Executive Vice President,          1999            -             -            -                       -              -
General Counsel &                  1998            -             -            -                       -              -
Secretary

----------------------------------------------
(1) All of the Company's executive officers are also employees of LTC Properties. LTC Properties provides management and administrative services to the Company. Prior to January 1, 2000 the Company had an administrative services agreement with LTC Properties, whereby the Company reimbursed LTC Properties based on salaries as well as certain other overhead expenses paid by LTC Properties. During 1999 and 1998, the Company reimbursed LTC Properties for administrative services of approximately $740,000 and $350,000, respectively. As of January 1, 2000 this administrative agreement was terminated since the Company now has its own management and administrative staff. Since all of the Company's executive officers provide services to the Company on loan from LTC Properties, their salaries are determined solely by LTC Properties and are paid by LTC Properties.


This table shows the number of stock options granted during the twelve month period ended December 31, 2000 to each of the executive officers.


                                                                                                      POTENTIAL REALIZABLE VALUE
                                                                                                         AT ASSUMED RATES OF
                                                                                                            OF STOCK PRICE
                                 NUMBER OF                                                                   APPRECIATION
                                SECURITIES      PERCENT OF TOTAL    EXERCISE OR                       FOR OPTION FOR OPTION TERM
                                UNDERLYING       OPTIONS GRANTED     BASE PRICE                       ---------------------------
           NAME               OPTIONS GRANTED     TO EMPLOYEES     PER SHARE (2)    EXPIRATION DATE     5% (1)         10% (1)
           ----               ---------------     ------------     -------------    ---------------   ------------    -----------
Wendy L. Simpson                     35,000            25.4%                $2.50   August 9, 2010        $54,950       $139,300
Julia L. Kopta                       20,000            14.5%                 2.50   August 9, 2010         31,400         79,600

-----------------
(1) An assumed annual rate of appreciation of 5% on $2.50 would result in the price of the Company's common stock increasing to $4.07 at the expiration date of the options. An assumed annual rate of appreciation of 10% on $2.50 would result in the price of the Company's common stock increasing to $6.48 at the expiration date of the options.

During 2000, no options were exercised by any of the executive officers. This table shows the number of stock options held by each of the executive officers as of December 31, 2000 and the value of their unexercised options based on the Company's closing price on December 31, 2000.


                                                                     SECURITIES UNDERLYING
                                                                     UNEXCERCISED OPTIONS                      VALUE OF
                                                                     AT DECEMBER 31, 2000               UNEXCERSCISED OPTIONS
                              SHARES ACQUIRED                   --------------------------------    -------------------------------
           NAME                ON EXCERCISE     VALUE REALIZED  EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
           ----                ------------     --------------  -----------      -------------      ------------     --------------
Andre C. Dimitriadis                   -               $-           49,999           25,001                $-                $-
James J. Pieczynski                    -                -           37,333           18,667                 -                 -
Christopher T. Ishikawa                -                -           24,667           12,333                 -                 -
Wendy L. Simpson                       -                -                -           35,000                 -                 -
Julia L. Kopta                         -                -                -           20,000                 -                 -
Alex J. Chavez                         -                -            5,334            2,666                 -                 -

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows information as of March 31, 2001 with respect to the beneficial ownership of the Company's common stock by (1) each person who is known by the Company to own beneficially more than 5% of the Company's common shares based on copies received by the Company of the most recent Schedule 13D or 13G filings with the Securities and Exchange Commission pursuant to rules and regulations promulgated under the Securities Exchange Act of 1934, as amended
(2) each director, (3) each executive officer and (4) the directors and executive officers as a group.


                                                                            SHARES BENEFICIALLY OWNED
                                                             --------------------------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                           COMMON STOCK (1)(2)(3)         PERCENT OF CLASS (3)
------------------------------------------------------------ --------------------------     -------------------------
SETH W. HAMOT                                                         418,500   (4)                  23.8%
121-B Tremont Street
Brighton, MA  02135

ANDRE C. DIMITRIADIS                                                  233,878                        12.8%
JAMES J. PIECZYNSKI                                                   138,214                         7.6%
CHRISTOPHER T. ISHIKAWA                                                44,529                         2.5%
STEVEN STUART                                                          16,666                          *
BARY G. BAILEY                                                         16,666                          *
WENDY L. SIMPSON                                                       15,749   (5)                    *
ALEX J. CHAVEZ                                                          8,005                          *
JULIA L. KOPTA                                                          6,667                          *

All directors and executive officers as a group (8 persons)           480,374                        13.5%

----------------------------
*    Less than 1%

     1. Except as otherwise noted below, all shares are owned beneficially by the individual or entity listed with sole voting and/or investment power.

     2. Includes the following options to acquire shares of the Company's common stock that are exercisable at March 31, 2001 or within 60 days of March 31, 2001: Mr. Dimitriadis - 75,000, Mr. Pieczynski - 56,000, Mr. Ishikawa - 37,000, Mr. Stuart - 16,666, Mr. Bailey - 16,666, Ms. Simpson - 11,667, Mr. Chavez - 8,000 and Ms. Kopta - 6,667 all directors and officers as a group (8 persons) - 227,666.

     3. For purposes of computing the percentages, the number of shares outstanding includes shares that may be acquired upon exercise of stock options that are exercisable within 60 days of March 31, 2001.

     4. Based solely upon information contained in a Schedule 13G provided to us, Seth W. Hamot is the President of Roark, Rearden & Hamot Inc. which is the General Partner of Costa Brava Partnership II LP ("CBPII"). CBPII reports to have sole voting and dispositive power over 318,000 and Mr. Hamot reports to have sole voting and dispositive power over 393,500 and shared dispositive power over 25,000 shares.

     5.  Includes 221 shares held by spouse in an individual retirement account.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH LTC PROPERTIES, INC. - LTC Properties, Inc. is a separate public company on which Messrs. Dimitriadis and Pieczynski and Ms. Simpson serve as members of the Board of Directors. In addition all of the Company's executive officers are executive officers of LTC Properties.

In 1998 the Company entered into an administrative services agreement under which LTC Properties would provide management and administrative services to the Company. The agreement was terminated with an effective date of January 1, 2000 since the Company now has its own management and administrative staff. The Company did not pay LTC Properties for any management or administrative services in 2000. LTC Properties will continue to provide advisory services to the Company and currently is being reimbursed only for certain out of pocket expenses.

On June 23, 2000, LTC Properties appointed the Company as exclusive sales agent for all LTC Properties' skilled nursing facilities for a period of one year. Pursuant to the agreement, during 2000, LTC Properties paid the company sales commissions of $1,600,000.

LTC Properties has provided the Company with a $20,000,000 unsecured line of credit that bears interest at 10% and matures in March 2008. Under terms of LTC Properties' new Senior Secured Revolving Line of Credit, LTC Properties is permitted to loan the Company up to $25,000,000. The Company and LTC Properties have not increased the $20,000,000 unsecured line of credit between the companies. Should any such amendment be proposed, it would need approval of the independent Board members of each company's board. There can be no assurance that such an increase in the line would be offered, at what terms it may be offered and if offered, approved by the Company's independent Board members. As of December 31, 2000 there was $16,582,000 outstanding under the line and the Company recorded interest expense of $1,713,000 for the year 2000.

During the third quarter of 2000, the Company sold 100% of the common stock of Coronado Corporation ("Coronado") and Park Villa Corporation ("Park Villa") to LTC Properties for a total purchase price of $19,200,000, which was based on independent appraisals. Coronado and Park Villa were owned properties, subject to mortgage debt, leased to other operators. As a result of the sales, the Company eliminated approximately $13,700,000 of mortgage debt, satisfied approximately $5,300,000 in obligations to LTC Properties and recognized a gain of $10,487,000.

At December 31, 2000, LTC Properties owned 180,000 shares or 9.3% of the Company's outstanding common stock. On March 9, 2001, LTC Properties sold the 180,000 shares to the Company for $225,000, not including selling commissions, which was the fair market value on the date of sale. LTC Properties sold these shares because the recently enacted Tax Relief Extension Act of 1999 ("ACT") provides that, subject to certain exceptions for taxable years commencing after December 31, 2000, a REIT may not own more than 10 percent of the total value of the securities of any corporation. Without qualifying as safe harbor debt, securities under the ACT include the line of credit provided by LTC Properties to the Company. In order to qualify as safe harbor debt and retain its REIT status, LTC Properties was required to hold only such debt or the shares. Accordingly, LTC Properties sold the shares to the Company.

At December 31, 2000 the Company owned 194,100 shares of LTC Properties' common stock, representing less than 1% of LTC Properties' outstanding common stock.

Pursuant to an intercompany agreement, the Company has agreed not to engage in activities or make investments that involve real estate, unless it has first provided written notice to LTC Properties of the material terms and conditions of such activities or investments, and LTC Properties has determined not to pursue such activities or investments either by providing written notice to the Company rejecting the opportunity or by allowing such ten-day period to lapse. Pursuant to the intercompany agreement, the Company and LTC Properties also agreed to notify each other of, and make available to each other, investment opportunities that they develop or of which they become aware but are unable or unwilling to pursue. The Company also agreed not to prepay or cause to be prepaid any of its mortgage loans originated by LTC Properties which were securitized by LTC Properties in REMIC transactions. The intercompany agreement has a term of ten years but shall terminate earlier upon a change of control of LTC Properties.

As of December 31, 2000, the Company leased 27 nursing facilities with 3,080 licensed beds from LTC Properties. During 2000, the Company recorded rental expense of approximately $6,176,000. Effective January 1, 2001, the Company and LTC Properties agreed to terminate leases on four nursing facilities containing a total of 603 licensed beds. These nursing facilities are being operated by the Company under a short-term management agreement with LTC Properties during a transition period. Also, as of December 31, 2000, the Company had mortgage loans secured by six nursing facilities with total outstanding principal of $16,433,000 and a weighted average interest rate of 9.25% payable to LTC Properties' REMIC pools. Two of the nursing facilities securing the mortgage loans payable to LTC Properties REMIC pools are operated by the Company and the remaining four nursing facilities are leased to third party operators. Effective March 1, 2001, the Company began operating an additional facility with 129 licensed beds that is owned by LTC Properties. Five nursing facilities, including the one the Company began operating March 1, 2001, are operated under short-term management agreements. Leases on all 23 of the nursing facilities owned by LTC Properties and operated by the Company will expire in 2001. The terms of these leases will be renegotiated prior to their expiration; however, the Company has been advised by LTC Properties that the total rents will not increase from the current levels for the leases renewed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LTC Healthcare, Inc.
                                            Registrant



Dated: April 19, 2001                       By:  /s/ WENDY L. SIMPSON
                                            ---------------------------------
                                                     WENDY L. SIMPSON
                                              Executive Vice President and Chief
                                              Financial Officer

       /s/ ANDRE C. DIMITRIADIS
       ---------------------------------------------
       ANDRE C. DIMITRIADIS                           Chairman of the Board, Chief Executive    April 19, 2001
                                                               Officer and Director

       /s/ CHRISTOPHER T. ISHIKAWA
       ---------------------------------------------
       CHRISTOPHER T. ISHIKAWA                               Executive Vice President,          April 19, 2001
                                                        Chief Operating Officer and Director

       /s/ JAMES J. PIECZYNSKI
       ---------------------------------------------
       JAMES J. PIECZYNSKI                             Chief Strategic Planning Officer and     April 19, 2001
                                                                     Director

       /s/ STEVEN STUART
       ---------------------------------------------
       STEVEN STUART                                                 Director                   April 19, 2001


       /s/ BARY G. BAILEY
       ---------------------------------------------
       BARY G. BAILEY                                                Director                   April 19, 2001