Form 10-Q
period 2001-03-31
LTC HEALTHCARE INC
filed 2001-05-14
CIK 1059186

Use these links to rapidly review the document
LTC HEALTHCARE, INC. FORM 10-Q March 31, 2001 INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20459

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-14151

LTC HEALTHCARE, INC.
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1895305 (IRS Employer Identification No.)
300 Esplanade Drive, Suite 1865 Oxnard, California (Address of principal executive offices)	93030 (Zip code)

(805) 981-8659
(Registrant's telephone number, including area code)

    Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Shares of Registrant's common stock, $.01 par value, outstanding at May 10, 2001 - 1,735,926 (excludes Treasury Shares of 1,599,956)

LTC HEALTHCARE, INC.

FORM 10-Q

March 31, 2001

INDEX

PART I—Financial Information
Item 1.	Financial Statements
Consolidated Balance Sheets
Consolidated Statement of Operations
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—Other Information
Item 6.	Exhibits and Reports on Form 8-K

LTC HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$665	$643
Accounts receivable, net of allowance for doubtful accounts: 2001 — $5,938; 2000 — $5,682	9,763	10,502
Prepaid expenses and other current assets	2,483	1,736

Total current assets	12,911	12,881
Property and Equipment:
Buildings, improvements and equipment	41,201	40,968
Land	1,669	1,669
Accumulated depreciation	(5,046)	(4,629)

Property and equipment, net	37,824	38,008
Other Assets:
Equity securities	777	701
Debt securities	11,016	11,697
Other assets	332	302

Total other assets	12,125	12,700

Total assets	$62,860	$63,589

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$4,818	$3,825
Accrued salaries and benefits	3,739	3,972
Deposits from residents	579	575
Current portion of mortgage loans payable	453	444
Other accrued liabilities	7,618	6,381

Total current liabilities	17,207	15,197
Mortgage Loans Payable	32,712	32,833
Line of Credit from LTC Properties	17,519	16,582

Total liabilities	67,438	64,612
Minority Interest	3,518	3,518
Commitments and Contingencies
Stockholders' Deficit:
Preferred stock $0.01 par value; 10,000,000 shares authorized	—	—
Common stock $0.01 par value; 40,000,000 shares authorized; shares issued: 2001—3,335,882; 2000—3,335,882	33	33
Capital in excess of par value	10,224	10,224
Treasury stock: shares 2001—1,599,956; 2000—1,397,356	(2,912)	(2,654)
Accumulated deficit	(14,699)	(11,325)
Accumulated comprehensive loss	(742)	(819)

Total stockholders' deficit	(8,096)	(4,541)

Total liabilities and stockholders' deficit	$62,860	$63,589

See accompanying notes

LTC HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2001	2000
Revenues:
Net patient revenues	$21,607	$21,197
Rental income	892	1,221
Interest and other income	548	482

Total revenues	23,047	22,900
Costs and Expenses:
Salaries and benefits	16,190	14,762
Supplies	2,596	2,928
Rent — LTC Properties, Inc.	851	2,042
Interest expense	695	1,057
Interest expense on line of credit from LTC Properties, Inc.	437	293
Depreciation	418	406
Minority interest	86	86
Provision for bad debts	421	448
Impairment charge	150	—
Other operating and administrative	4,576	3,841

Total costs and expenses	26,420	25,863

Operating loss	(3,373)	(2,963)

Loss before provision for income taxes	(3,373)	(2,963)
Provision for income taxes	—	—

Net loss	$(3,373)	$(2,963)

Weighted average shares outstanding	1,870,798	2,448,326
Net loss per common share:
Basic and diluted net loss per share	$(1.80)	$(1.21)

Comprehensive loss:
Net loss	$(3,373)	$(2,963)
Unrealized gain (loss) on available-for-sale equity securities	77	(614)

Total comprehensive loss	$(3,296)	$(3,577)

See accompanying notes

LTC HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2001	2000
OPERATING ACTIVITIES:
Net loss	$(3,373)	$(2,963)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	418	406
Non-cash impairment charge	150	—
Other non-cash items	(26)	(31)
(Increase) decrease in accounts receivable, net	739	(4,344)
(Increase) in prepaid expenses and other assets	(781)	(2,835)
Increase (decrease) in accounts payable	993	(304)
Increase (decrease) in accrued salaries and benefits	(233)	1,483
Increase in accrued expenses and other liabilities	1,241	1,054

Net cash used in operating activities	(872)	(7,534)
INVESTING ACTIVITIES:
Redemption (purchase) of LTC Properties bonds	560	(521)
Property and equipment additions	(233)	(877)
Other	—	80

Net cash provided by (used in) investing activities	327	(1,318)

FINANCING ACTIVITIES:
Advances under line of credit from LTC Properties	1,650	11,206
Payments on line of credit from LTC Properties	(713)	—
Principal payments on notes and mortgage loans payable	(112)	(801)
Repurchase of common stock	(258)	(10)

Net cash provided by financing activities	567	10,395

Increase in cash and cash equivalents	22	1,543
Cash and cash equivalents, beginning of period	643	424

Cash and cash equivalents, end of period	$665	$1,967

Supplemental disclosure of cash flow information:
Interest paid	$686	$1,025
Non-cash investing and financing activities:
Non-cash acquisition of working capital	$—	$581

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

    The principal business of the Company is providing long-term healthcare services through the operation of nursing facilities. As of December 31, 2000, the Company operated 30 nursing facilities with 3,332 licensed beds. On March 1, 2001 the Company began operating one additional nursing facility with 129 licensed beds under a short-term management agreement with LTC Properties. At March 31, 2001, the Company operated 30 nursing facilities with 3,377 licensed beds and one rehabilitation hospital with 84 beds. The facilities operated by the Company at March 31, 2001 are located in seven states (Florida, Georgia, Illinois, Iowa, Kansas, Texas and Virginia) and are collectively referred to herein as nursing facilities. On April 1, 2001 the Company began operating a 162 bed nursing facility under a short-term management agreement with LTC Properties. On April 24, 2001, the Company ceased operating and closed a 284 nursing facility in Texas. In addition to the operation of nursing facilities, as of March 31, 2001, the Company owned four nursing facilities and four assisted living facilities that were leased to third party operators under triple net leases.

    The consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments (all of which were normal and re-occurring) necessary for a fair presentation of the results of operations for the three months ended March 31, 2001 and 2000 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior periods, including the period ended March 31, 2000, to conform with the reporting for the three months ended March 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read along with the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for a full year.

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

3. Related Parties

    LTC Properties has provided the Company with a $20,000,000 unsecured line of credit that bears interest at 10% and matures in March 2008. As of March 31, 2001 and December 31, 2000, $17,519,000 and $16,582,000, respectively, were outstanding under the line of credit. The Company is dependant upon LTC Properties for capital and financing. LTC Properties' Senior Secured Revolving Credit Agreement (the "Secured Revolving Credit") permits LTC Properties to loan the Company up to $25,000,000. The Company and LTC Properties have not increased the unsecured line of credit between the companies. Should any such amendment be proposed, it would need approval of the independent board members of each company's board. There can be no assurance that such an increase in the line will be offered, at what terms it may be offered and if offered, approved by the Company's independent board members.

    For the three months ended March 31, 2001 and 2000, the Company recorded interest expense related to the unsecured line of credit of $437,000 and $293,000, respectively.

    As of March 31, 2001, the Company operated 28 nursing facilities that are owned by LTC Properties. The Company recorded rental expense of approximately $851,000 for properties owned by LTC Properties during the three months ended March 31, 2001. These properties are leased from LTC Properties, in general, on a short-term basis, and the leases are for one year, ending June 30, 2001. The terms of these leases will be renegotiated prior to their expiration; however, the Company has been advised by LTC Properties that the total rents will not increase from current levels for the leases renewed. Annual rental to LTC Properties under these leases as of March 31, 2001, is approximately $3,400,000.

    LTC Properties had appointed the Company as exclusive sales agent for all LTC Properties' skilled nursing facilities. This agreement expired by its terms March 31, 2001 and was not renewed. During 2000 the Company recorded other income under this agreement for the first time in the second quarter of 2000 and recorded total income of $1,600,000 for all of 2000.

    As of March 31, 2001, the Company had mortgage loans secured by six nursing facilities with total outstanding principal of $16,394,000 and a weighted average interest rate of 9.2% payable to LTC Properties' REMIC pools. Two of the nursing facilities securing the mortgage loans payable to LTC Properties' REMIC pools are operated by the Company, and the remaining four nursing facilities are leased to third party operators.

    As of March 31, 2001, the Company owned 194,100 shares of LTC Properties common stock. As of December 31, 2000, the Company owned $560,000 face amount of LTC Properties 8.5% convertible subordinated debentures with a maturity date of January 1, 2001. On January 1, 2001, LTC Properties redeemed these securities for the face value.

4. Debt and Equity Securities

    The Company has Regent Assisted Living, Inc. ("Regent") Debentures that mature on March 31, 2008 and bear interest at 7.5% and are convertible at $6.75 per share. As of March 31, 2001 and December 31, 2000, based on management's estimates, the fair value of the Regent Debentures was approximately $5,100,000.

    On March 19, 2001, Regent announced that it had asked three real estate investment trusts to negotiate new terms underlying leases. To date, Regent has not formally requested any concessions relating to Regent's obligations under the convertible subordinated debentures owned by the Company and Regent is current in all interest payments to the Company.

    On March 22, 2001, Assisted Living Concepts, Inc. ("ALC") announced it had engaged Jeffries & Company, Inc. as a financial advisor to explore restructuring ALC's obligations to both its convertible subordinated debenture holders and lessors of certain under-performing leases. The Company has joined a Bondholders Committee formed to discuss with ALC and ALC's financial advisors their proposals regarding ALC's convertible subordinated debentures.

    At March 31, 2001, the Company owned $3,000,000 face amount of ALC 5.625% convertible subordinated debentures due May 2003 at a purchase price of $2,160,000.

    Beginning in the first quarter of 2001, the Company ceased recording accretion of the discount related to its investment in ALC debentures and ceased accruing interest due on these debentures. As of March 31, 2001, ALC was current on payment to the Company for interest due on these debentures. However, on April 26, 2001, ALC announced that it planned to defer, for 30 days, approximately $4,700,000 of interest payments on the debentures that were due May 1, 2001. If ALC does not make these payments by May 31, 2001, the bondholders have the right to declare a default and accelerate the full repayment of the debentures.

    As of March 31, 2001 and December 31, 2000, the fair value of the ALC convertible debentures owned by the Company based on quoted market prices, was approximately $1,297,000 and $1,357,000 respectively. During the three months ended March 31, 2001, the Company recorded an impairment charge relating to these debentures of $150,000. The impairment charge was to write-down the carrying value to $2,516,000, the estimated net realizable value of the Company's investment in the convertible debentures of ALC. At this time, the Company has not received a proposal from ALC regarding these debentures but believes the offer will include another form of debt security and equity in ALC. It is possible that ultimately the value received from these debentures will be less than $2,516,000 but at this time the Company has recorded an impairment charge based on information currently available.

    As of March 31, 2001 and December 31, 2000 the Company owned 30,847 shares of ALC common stock, which was recorded at its fair value of $3,000 and $10,000, respectively. Unrealized holding losses on changes in the fair value of the Company's investment in ALC common stock of $7,000 is included in comprehensive loss for the three months ended March 31, 2001.

    At March 31, 2001 and December 31, 2000, the Company's investment in LTC Properties common stock was recorded at its fair value of $775,000 and $691,000, respectively, in the accompanying balance sheets. Unrealized holding gains on changes in the fair value of the Company's investment in LTC Properties common stock of $84,000 are included as a comprehensive loss for the three months ended March 31, 2001.

5. Long-term Debt

    LTC Properties has provided the Company with a $20,000,000 unsecured line of credit that bears interest at 10% and matures in March 2008. As of March 31, 2001 and December 31, 2000, $17,519,000 and $16,582,000, respectively was outstanding under the line of credit. —See Note 3—Related Parties

    At March 31, 2001 and December 31, 2001, the Company had total outstanding mortgage loans of $33,165,000 and $33,277,000, respectively with a weighted average interest rate of 8.24%.

6. Contingencies

    The Company is not party to any legal proceedings, which in the opinion of management, would have a material adverse affect on the Company's financial position, results of operations or liquidity.

7. Stockholders' Deficit

    During the three months ended March 31, 2001 and 2000, the Company repurchased 202,600 shares and 6,000 shares, respectively, of the Company's common stock for an aggregate respective purchase price of approximately $258,000 and $10,300.

8. Concentration of Credit Risks

    The Company has significant accounts receivable whose collectibility or realizability is dependent upon the performance of certain government programs, primarily Medicare and Medicaid.

    As of March 31, 2001 and December 31, 2000, the Company's investment of $8,500,000 in Regent's convertible subordinated debentures represented 14% and 13%, respectively, of the Company's total assets.

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

    The following table contains summary information for Regent that was extracted from public reports on file with the Securities and Exchange Commission. Regent is a publicly traded company, and as such is subject to the filing requirements of the Securities and Exchange Commission, however, Regent has filed for an extension of filing its year 2000 Form 10-K and, therefore, such information is not available.

			(Unaudited) Nine Months Ended September 30,
	(Unaudited) September 30, 2000	December 31, 1999
			2000	1999
	(in thousands)		(in thousands)
Regent
Total assets	$67,276	$62,686	N/A	N/A
Total debt	$51,542	$43,594	N/A	N/A
Total stockholders' deficit	$(10,061)	$(5,311)	N/A	N/A
Total revenues	N/A	N/A	$48,132	$39,169
Loss before taxes	N/A	N/A	$(4,225)	$(5,690)
Net loss	N/A	N/A	$(4,750)	$(6,140)

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

    The Company was formed in March 1998 and was spun off by LTC Properties, Inc. ("LTC Properties") on September 30, 1998. At March 31, 2001, the Company operated 30 nursing facilities with a total of 3,377 licensed beds and one rehabilitation hospital with 84 beds and owned 4 nursing facilities and 4 assisted living facilities that were leased to third party operators.

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

    Total revenues for the three months ended March 31, 2001 increased to $23,047,000 from $22,900,000 for the same period in 2000. Rental income for the three months ended March 31, 2001 decreased $329,000 due to the sale of two assisted living facilities to LTC Properties during the third quarter of 2000. Interest and other income decreased $168,000 primarily due to the non-accrual of interest and no accretion of the ALC debentures in 2001, and the lack of an LTC Properties dividend payment and interest from an interest bearing note receivable during 2000. Additionally, other income increased $234,000 as result of startup of an ancillary services company January 1, 2001.

    Salaries and benefits were $16,190,000, for the three months ended March 31, 2001 as compared to $14,762,000 for the same period in 2000. The increase in salaries and benefits is primarily the result of one additional nursing facility and a fully staffed and operational corporate office.

    Interest expense decreased by $362,000 for the three months March 31, 2001 as compared to the same period in 2000 primarily as a result of $348,000 reduction of interest expense related to the elimination of mortgage debt as a result of the sale of two assisted living facilities during the third quarter of 2000.

    Interest expense on the line of credit with LTC Properties increased from $293,000 for the three months ended March 31, 2000 to $437,000 for the three months ended March 31, 2001 due to the higher average outstanding balance of the line of credit for the three months ended March 31, 2001 as compared to the same period in 2000.

    For the three months ended March 31, 2001, 23 of the nursing facilities operated by the Company were leased from LTC Properties and incurred rent expense of $851,000 under the related operating leases. The rent expense for the same three months of 2000 was $2,042,000 and the decrease of $1,191,000 was attributable to a reduction in the operating lease rents.

    Other operating and administrative expense for the three months ended March 31, 2001 increased to $4,576,000 from $3,833,000 for the same period in 2000. The increase was primarily attributable to one additional nursing facility and a fully staffed and operational corporate office.

    No benefit for income taxes was recorded for the three months ended March 31, 2001 and 2000 since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carry-forwards.

Liquidity and Capital Resources

    LTC Properties has provided the Company with a $20,000,000 unsecured line of credit that bears interest at an annual rate of 10% and matures in 2008. As of March 31, 2001 the Company had borrowings outstanding under the unsecured line of credit of $17,519,000. LTC Properties' Secured Revolving Credit permits LTC Properties to loan the Company up to $25,000,000. The Company and LTC Properties have not increased the unsecured line of credit between the companies. Should such amendment be proposed, it would need approval of the independent board members of each company's board. There can be no assurance that such an increase in the line will be offered, at what terms it may be offered and if offered, approved by the Company's independent Board members.

    Net cash used in operating activities for the three months ended March 31, 2001 was $872,000. The use of cash in operating activities is largely attributable to the Company's working capital requirements for operating of 31 nursing facilities during the three months ended March 31, 2001.

    Net cash provided by investing activities for the three months ended March 31, 2001 was $327,000. The Company received proceeds of $560,000, the face amount of LTC Properties 8.5% convertible subordinated debentures due January 1, 2001, during the quarter. The purchase of $233,000 of equipment for the three months ended March 31, 2001 was related primarily to the purchase of equipment associated with the Company's management of the nursing operations.

    Net cash provided by financing activities for the three months ended March 31, 2001 was $567,000. During 2001, the Company utilized borrowings under the line of credit of approximately $1,650,000 to fund the working capital requirements of the nursing facilities operated by the Company and to repurchase shares of its common stock. Payments of $112,000 and $713,000 were made on notes and mortgage loans and the LTC Properties line of credit during the three months ended March 31, 2001 respectively.

    The Company anticipates that cash flow from operations and borrowings under its line of credit will be adequate to meet its short-term liquidity requirements. The ability of the Company to satisfy its long term liquidity requirements will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business, economic and other factors beyond the Company's control. There can be no assurance that future healthcare legislation or other efforts by governmental and private payors to reduce healthcare costs will not have a material adverse effect on the Company's results of operations, liquidity and financial position. Currently, the Company has no other external sources of financing and the Company has not received any other commitment with respect to any funds needed in the future. The Company does not know when it could expect to be able to access capital markets or to seek other financing and there can be no assurance that it will be able to do so at all or in amounts or on terms acceptable to the Company. If necessary, the Company could secure additional funds or financing using its debt and equity securities, which have an estimated fair market value of $7,175,000 at March 31, 2001.

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

PART II

LTC HEALTHCARE, INC.

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
None
(b)	Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the three months ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC HEALTHCARE, INC.
Registrant

Dated: May 14, 2001	By:	/s/ WENDY L. SIMPSON Wendy L. Simpson Chief Financial Officer