Form 10-Q
period 2001-06-30
LTC HEALTHCARE INC
filed 2001-08-14
CIK 1059186

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20459

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                to

Commission file number 1-14151

LTC HEALTHCARE, INC.
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1895305 (I.R.S. Employer Identification No.)

300 Esplanade Drive, Suite 1865
Oxnard, California 93030
(Address of principal executive offices)

(805) 981-8659
(Registrant's telephone number, including area code)

    Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Shares of Registrant's common stock, $.01 par value, outstanding at August 10, 2001 - 2,079,326 (excludes Treasury Shares of 1,256,556)

LTC HEALTHCARE, INC.
FORM 10-Q
June 30, 2001
INDEX

		Page
PART I—Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statement of Operations	4
	Consolidated Statement of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
PART II—Other Information
Item 6.	Exhibits and Reports on Form 8-K	14

LTC HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$904	$643
Accounts receivable, net of allowance for doubtful accounts: 2001—$6,279; 2000—$5,682	9,365	10,502
Prepaid expenses and other current assets	1,915	1,736

Total current assets	12,184	12,881
Property and Equipment:
Buildings, improvements and equipment	41,526	40,968
Land	1,669	1,669
Accumulated depreciation	(5,480)	(4,629)

Property and equipment, net	37,715	38,008
Other Assets:
Equity securities	887	701
Debt securities	9,325	11,697
Other assets	329	302

Total other assets	10,541	12,700

Total assets	$60,440	$63,589

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$4,998	$3,825
Accrued salaries and benefits	4,847	3,972
Deposits from residents	570	575
Current portion of mortgage loans payable	462	444
Other accrued liabilities	10,400	6,381

Total current liabilities	21,277	15,197
Mortgage Loans Payable	32,596	32,833
Line of Credit from LTC Properties	17,335	16,582

Total liabilities	71,208	64,612
Minority Interest	3,518	3,518
Commitments and Contingencies
Stockholders' Deficit:
Preferred stock $0.01 par value; 10,000,000 shares authorized	—	—
Common stock $0.01 par value; 40,000,000 shares authorized; shares issued: 2001—3,335,882; 2000—3,335,882	33	33
Capital in excess of par value	10,224	10,224
Treasury stock: shares 2001—1,256,556; 2000—1,397,356	(2,702)	(2,654)
Unearned stock compensation	(183)	—
Accumulated deficit	(21,025)	(11,325)
Accumulated comprehensive loss	(633)	(819)

Total stockholders' deficit	(14,286)	(4,541)

Total liabilities and stockholders' deficit	$60,440	$63,589

See accompanying notes

LTC HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Net patient revenues	$22,450	$22,588	$44,057	$43,785
Rental income	899	1,299	1,790	2,567
Interest and other income	292	394	841	829

Total revenues	23,641	24,281	46,688	47,181
Costs and Expenses:
Salaries and benefits	18,127	15,202	34,317	30,276
Supplies	3,098	3,052	5,694	5,980
Rent—LTC Properties, Inc.	763	2,045	1,615	4,087
Interest expense	676	1,018	1,371	2,075
Interest expense on line of credit from LTC Properties, Inc.	434	475	872	768
Depreciation	434	422	852	836
Minority interest	86	86	172	172
Provision for bad debts	468	433	890	881
Impairment charge	1,691	—	1,841	—
Other operating and administrative	4,191	4,548	8,764	8,069

Total expenses	29,968	27,281	56,388	53,144
Loss before provision for income taxes	(6,327)	(3,000)	(9,700)	(5,963)
Provision for income taxes	—	—	—	—

Net loss	$(6,327)	$(3,000)	$(9,700)	$(5,963)

Weighted average shares outstanding	1,835,831	2,311,510	1,863,006	2,099,926
Net Loss Per Common Share:
Basic and diluted net loss per share	$(3.45)	$(1.30)	$(5.21)	$(2.84)

Comprehensive loss:
Net loss	$(6,327)	$(3,000)	$(9,700)	$(5,963)
Unrealized income (loss) on available-for-sale equity securities	110	67	186	(547)

Total comprehensive loss	$(6,217)	$(2,933)	$(9,514)	$(6,510)

See accompanying notes

LTC HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2001	2000
OPERATING ACTIVITIES:
Net loss	$(9,700)	$(5,963)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	852	836
Non-cash impairment charge	1,841	—
Other non-cash items	(23)	(91)
(Increase) decrease in accounts receivable, net	1,137	(8,028)
(Increase) in prepaid expenses and other assets	(213)	(2,337)
Increase in accounts payable	1,173	412
Increase in accrued salaries and benefits	875	2,099
Increase in accrued expenses and other liabilities	4,014	3,017

Net cash used in operating activities	(44)	(10,055)
INVESTING ACTIVITIES:
Redemption (purchase) of LTC Properties bonds	560	(521)
Property and equipment additions	(558)	(1,675)
Other	—	81

Net cash provided by (used in) investing activities	2	(2,115)

FINANCING ACTIVITIES:
Advances under line of credit from LTC Properties	1,650	13,158
Payments on line of credit from LTC Properties	(897)	—
Principal payments on notes and mortgage loans payable	(219)	(952)
Issue of restricted common stock	15	—
Repurchase of common stock	(246)	(362)

Net cash provided by financing activities	303	11,844

Increase (decrease) in cash and cash equivalents	261	(326)
Cash and cash equivalents, beginning of period	643	424

Cash and cash equivalents, end of period	$904	$98

Supplemental disclosure of cash flow information:
Interest paid	$1,535	$2,080
Non-cash investing and financing activities:
Non-cash acquisition of working capital	$—	$581

See accompanying notes

LTC HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  The Company

    LTC Healthcare, Inc. (the "Company"), a Nevada corporation, was incorporated on March 20, 1998, and began operations on March 25, 1998. The Company was originally a preferred stock subsidiary of LTC Properties, Inc. ("LTC Properties"), a real estate investment trust. On September 30, 1998, concurrently with the conversion of all shares of Company non-voting common stock held by LTC Properties into voting common stock of the Company, LTC Properties completed the spin-off of Company stock through a taxable dividend to holders of LTC Properties common stock, convertible subordinated debentures and Series C Preferred Stock (the "Distribution"). Upon completion of the Distribution, the Company began operating as a separate public company.

    The principal business of the Company is providing long-term healthcare services through the operation of nursing facilities. As of December 31, 2000, the Company operated 30 nursing facilities with 3,332 licensed beds. On March 1, 2001, the Company began operating one additional nursing facility with 129 licensed beds under a short-term management agreement with LTC Properties. On April 1, 2001, the Company began operating a 135 bed nursing facility under a management agreement with LTC Properties. On April 24, 2001, the Company ceased operating and closed a 284 bed nursing facility in Texas. On May 25, 2001, the Company ceased operating and closed a 144 bed nursing facility in Texas. On June 20, 2001, the Company ceased operating and closed a 90 bed nursing facility in Texas. At June 30, 2001, the Company operated 28 nursing facilities with 2,994 licensed beds and one rehabilitation hospital with 84 beds, which are collectively referred to herein as nursing facilities. The facilities operated by the Company at June 30, 2001, are located in seven states (Florida, Georgia, Illinois, Iowa, Kansas, Texas and Virginia). In addition to the operation of nursing facilities, as of June 30, 2001, the Company owned four nursing facilities and four assisted living facilities that were leased to third party operators under triple net leases. On July 24, 2001, the Company ceased operations and closed a 71 bed nursing facility in Illinois.

    The consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments (all of which were normal and re-occurring) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2001 and 2000 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior periods, including the period ended June 30, 2000, to conform with the reporting for the three and six months ended June 30, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read along with the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results for a full year.

2.  Segment Reporting

    The Company has one operating segment, nursing operations. Nursing operations include revenues generated by providing long-term healthcare services in nursing facilities operated by the Company and rental income generated by leasing long-term healthcare facilities owned by the Company to third party operators.

3.  Related Parties

    The Company and LTC Properties entered into a Second Amended and Restated Promissory Note ("Note") in June 2001. The Note operates as a line of credit and provides for a $20,000,000 secured line of credit that bears interest payable quarterly at a rate of 10% and matures April 1, 2008. Additionally the Note contains a waiver until June 30, 2002 of payment of unpaid interest of $1,367,000 through April 30, 2001. LTC Properties also agreed to forbear through June 30, 2001, default rights under leases for the non-payment of rents totaling $3,746,000. Previous to entering into this Note, LTC Properties had provided the Company with a $20,000,000 unsecured line of credit bearing interest at 10% and maturing in March 2008. As of June 30, 2001 and December 31, 2000, $17,335,000 and $16,582,000, respectively, were outstanding under the Note or line of credit. On July 20, and August 6, 2001, the Company drew an additional $750,000 and $500,000, respectively, under the Note.

    The Company is dependent upon LTC Properties for capital and financing. LTC Properties' Senior Secured Revolving Credit Agreement (the "Secured Revolving Credit") permits LTC Properties to loan the Company up to $25,000,000. The Company and LTC Properties have not increased the unsecured line of credit between the companies. Should any such amendment be proposed, it would need approval of the independent board members of each company's board. There can be no assurance that such an increase in the line will be offered, at what terms it may be offered and if offered, approved by the Company's independent board members.

    For the three months ended June 30, 2001 and 2000, the Company recorded interest expense related to the line of credit of $434,000 and $475,000, respectively. For the six months ended June 30, 2001 and 2000, the Company recorded interest expense related to the line of credit of $872,000 and $768,000, respectively. LTC Properties has granted a waiver through June 30, 2001 for unpaid interest of $290,000 for May and June 2001.

    As of June 30, 2001, the Company operated 26 nursing facilities that are owned by LTC Properties. The Company recorded rental expense of approximately $1,615,000 for properties owned by LTC Properties during the six months ended June 30, 2001. These properties are leased from LTC Properties, in general, on a short-term basis, and the leases have been renewed for one year, ending June 30, 2002. Annual rental to LTC Properties under these leases is approximately $2,900,000.

    LTC Properties had appointed the Company as exclusive sales agent for all LTC Properties' skilled nursing facilities. This agreement expired by its terms March 31, 2001 and was not renewed. During the first six months of 2000, the Company recorded other income under this agreement of $225,000 and recorded total income of $1,600,000 for all of 2000.

    As of June 30, 2001, the Company had mortgage loans secured by six nursing facilities with total outstanding principal of $16,353,000 and a weighted average interest rate of 9.2% payable to LTC Properties' REMIC pools. Two of the nursing facilities securing the mortgage loans payable to LTC Properties' REMIC pools are operated by the Company, and the remaining four nursing facilities are leased to third party operators.

    As of June 30, 2001, the Company owned 194,100 shares of LTC Properties common stock. As of December 31, 2000, the Company owned $560,000 face amount of LTC Properties 8.5% convertible subordinated debentures with a maturity date of January 1, 2001. On January 1, 2001, LTC Properties redeemed these securities for the face value.

4.  Debt and Equity Securities

    The Company has Regent Assisted Living, Inc. ("Regent") Debentures with face value of $8,500,000 that mature on April 1, 2008 and bear interest at 7.5% and are convertible at $6.75 per share. As of June 30, 2001 and December 31, 2000, based on management's estimates, the fair value of the Regent Debentures was approximately $5,100,000.

    On March 19, 2001, Regent announced that it had asked three real estate investment trusts to negotiate new terms underlying their leases. On July 30, 2001, Regent announced it had hired Cohen & Steers Capital Advisors, LLC to assist Regent in obtaining equity capital, evaluating strategic alternatives and facilitate new corporate opportunities. Regent disclosed in its December 31, 2000 annual Report it anticipates that its cash requirements during 2001 will exceed its cash provided by operations. Accordingly, Regent has begun the process of preparing and implementing a plan to address its liquidity issues. To date, Regent has not formally requested any concessions relating to Regent's obligations under the convertible subordinated debentures owned by the Company and Regent is current in all interest payments to the Company. The Company cannot predict what, if any, impairment charge may be required in the future as Regent proceeds with the restructuring of its business.

    On, March 22, 2001, Assisted Living Concepts, Inc. ("ALC") announced it had engaged Jeffries & Company, Inc. as a financial advisor to explore restructuring ALC's obligations to both its convertible subordinated debenture holders and lessors of certain under-performing leases. The Company has joined a Bondholders Committee formed to discuss with ALC and ALC's financial advisors their proposals regarding ALC's convertible subordinated debentures.

    At June 30, 2001, the Company owned $3,000,000 face amount of ALC 5.625% convertible subordinated debentures due May 2003 at a purchase price of $2,160,000.

    During the first six months of 2001, the Company ceased recording accretion of the discount related to its investment in ALC debentures and ceased accruing interest due on these debentures. As of June 30, 2001, ALC was current on payment to the Company for interest due on these debentures.

    As of June 30, 2001 and December 31, 2000, the fair value of the ALC convertible debentures owned by the Company based on quoted market prices, was approximately $840,000 and $1,357,000 respectively. During the three months ended March 31, 2001 and June 30, 2001, the Company recorded impairment charges relating to these debentures of $150,000 and $1,841,000, respectively. The impairment charges were to write-down the carrying value to $825,000, the estimated net realizable value of the Company's investment in the convertible debentures of ALC, which also is comparable to the market price of these securities at June 30, 2001. At this time, the Company and ALC have not reached an agreement on the restructuring of these debentures but believes the ultimate offer will include other forms of debt securities and equity in ALC. It is possible that ultimately the value received from these debentures will be less than $825,000 but at this time the Company has recorded an impairment charge based on information currently available.

    As of June 30, 2001 and December 31, 2000, the Company owned 30,847 shares of ALC common stock, which was recorded at its fair value of $4,000 and $10,000, respectively. Unrealized holding losses on changes in the fair value of the Company's investment in ALC common stock of $6,000 is included in comprehensive loss for the six months ended June 30, 2001.

    At June 30, 2001 and December 31, 2000, the Company's investment in LTC Properties common stock was recorded at its fair value of $883,000 and $691,000, respectively, in the accompanying balance sheets. Unrealized holding gains on changes in the fair value of the Company's investment in LTC Properties common stock of $192,000 are included in the comprehensive loss for the six months ended June 30, 2001.

5.  Long-term Debt

    LTC Properties has provided the Company with a $20,000,000 secured line of credit that bears interest payable quarterly at 10% and matures on April 1, 2008. As of June 30, 2001 and December 31, 2000, $17,335,000 and $16,582,000, respectively, was outstanding under the line of credit. Additionally, the Company has unpaid interest due LTC Properties of $1,657,000 as of June 30, 2001. See Note 3—Related Parties.

    At June 30, 2001 and December 31, 2001, the Company had total outstanding mortgage loans of $33,058,000 and $33,277,000, respectively, with a weighted average interest rate of 8.24%.

6.  Contingencies

    The Company is not party to any legal proceedings, which in the opinion of management, would have a material adverse effect on the Company's financial position, results of operations or liquidity. The Company has recorded a reserve, based on historical data, related to the nursing facilities in Texas and Florida which currently carry no professional liability insurance and to its other nursing facilities that have claims made coverage for claims arising in fiscal 2001.

7.  Stockholders' Deficit

    In June 2001, the Company's Board approved under the 1998 Equity Participation Plan a grant of 332,000 restricted shares to twelve individuals. Twenty thousand of these shares vested immediately and 312,000 shares vest one-third immediately and one-third each anniversary date of the date of grant in 2003 and 2004. In the three months ended June 30, 2001, the Company record compensation expense related to the restricted stock of $15,900.

    During the six months ended June 30, 2001 and 2000, the Company repurchased 191,200 shares and 354,400 shares, respectively, of the Company's common stock for an aggregate respective purchase price of approximately $246,000 and $362,000, respectively.

8.  Concentration of Credit Risks

    The Company has significant accounts receivable whose collectibility or realizability is dependent upon the performance of certain government programs, primarily Medicare and Medicaid.

    As of June 30, 2001 and December 31, 2000, the Company's investment of $8,500,000 in Regent's convertible subordinated debentures represented 14% and 13%, respectively, of the Company's total assets.

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

    The following table contains summary information for Regent that was extracted from public reports on file with the Securities and Exchange Commission for December 31, 1999 and from Regent's audited annual financial statements for December 31, 2000. Regent is a publicly traded company, and as such is subject to the filing requirements of the Securities and Exchange Commission.

			Twelve Months Ended December 31,
	December 31, 2000	December 31, 1999
			2000	1999
	(in thousands)		(in thousands)
Regent
Total assets	$93,057	$62,686	N/A	N/A
Total debt	$79,979	$43,542	N/A	N/A
Total stockholders' deficit	$(12,526)	$(5,311)	N/A	N/A
Total revenues	N/A	N/A	$67,823	$60,760
Loss before taxes	N/A	N/A	$(6,596)	$(8,776)
Net loss	N/A	N/A	$(7,216)	$(9,376)

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

    The Company was formed in March 1998 and was spun off by LTC Properties, Inc. ("LTC Properties") on September 30, 1998. At June 30, 2001, the Company operated 28 nursing facilities with a total of 2,994 licensed beds and one rehabilitation hospital with 84 beds and owned 4 nursing facilities and 4 assisted living facilities that were leased to third party operators.

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

    Total revenues for the three months ended June 30, 2001 decreased from $24,281,000 to $23,641,000 for the same period in 2000. Rental income for the three months ended June 30, 2001 decreased $400,000 due to the sale of two assisted living facilities to LTC Properties during the third quarter of 2000. Interest and other income decreased $102,000 primarily due to the non-accrual of interest and no accretion of the discount on ALC debentures in 2001, and the lack of an LTC Properties dividend payment and interest from an interest-bearing note receivable during 2000.

    Salaries and benefits were $18,127,000, for the three months ended June 30, 2001 as compared to $15,202,000 for the same period in 2000. The increase in salaries and benefits is primarily the result of an increase in in-house therapy staff, two additional nursing facilities and a fully staffed and operational corporate office.

    Interest expense decreased by $342,000 for the three months June 30, 2001 as compared to the same period in 2000 primarily as a result of $318,000 reduction of interest expense related to the elimination of mortgage debt as a result of the sale of two assisted living facilities during the third quarter of 2000.

    Interest expense on the line of credit with LTC Properties decreased from $475,000 for the three months ended June 30, 2000 to $434,000 for the three months ended June 30, 2001 due to the lower average outstanding balance of the line of credit for the three months ended June 30, 2001 as compared to the same period in 2000.

    For the three months ended June 30, 2001, 22 of the nursing facilities operated by the Company were leased from LTC Properties and incurred rent expense of $763,000 under the related operating leases. The rent expense for the same three months of 2000 was $2,045,000 and the decrease of $1,282,000 was attributable to a reduction in the operating lease rents and the closure of two nursing facilities.

    During the three months ended June 30, 2001, the Company recorded an impairment charge relating to the write-down to estimated net realizable value of the Company's investment in the convertible debentures of ALC as discussed in Note 4.

    Other operating and administrative expense for the three months ended June 30, 2001 decreased from $4,548,000 to $4,191,000 for the same period in 2000. The operating and administrative expense increased approximately $600,000 primarily as a result of higher insurance expense, utilities, property taxes and travel and entertainment as the result of two additional nursing facilities and a fully staffed and operational corporate office. The operating and administrative expense decreased approximately $900,000 primarily as a result of the elimination of both contract therapy services and management fees paid to Lenox Healthcare.

    No benefit for income taxes was recorded for the three months ended June 30, 2001 and 2000 since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carry-forwards.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

    Total revenues for the six months ended June 30, 2001 decreased from $47,181,000 to $46,688,000 for the same period in 2000. Rental income for the six months ended June 30, 2001 decreased $777,000 due to the sale of two assisted living facilities to LTC Properties during the third quarter of 2000. Interest and other income decreased $270,000 primarily due to the non-accrual of interest and no accretion of the discount on ALC debentures in 2001, and the lack of an LTC Properties dividend payment and interest from an interest bearing-note receivable during 2000. Additionally, other income increased $282,000 as result the startup of an ancillary services company January 1, 2001.

    Salaries and benefits were $34,317,000, for the six months ended June 30, 2001 as compared to $30,276,000 for the same period in 2000. The increase in salaries and benefits is primarily the result of an increase in in-house therapy staff, two additional nursing facilities and a fully staffed and operational corporate office.

    Interest expense decreased by $704,000 for the six months June 30, 2001 as compared to the same period in 2000 primarily as a result of $637,000 reduction of interest expense related to the elimination of mortgage debt as a result of the sale of two assisted living facilities during the third quarter of 2000.

    Interest expense on the line of credit with LTC Properties increased from $768,000 for the six months ended June 30, 2000 to $872,000 for the six months ended June 30, 2001 due to the higher average outstanding balance of the line of credit for the six months ended June 30, 2001 as compared to the same period in 2000.

    For the six months ended June 30, 2001, 22 of the nursing facilities operated by the Company were leased from LTC Properties and incurred rent expense of $1,615,000 under the related operating leases. The rent expense for the same six months of 2000 was $4,087,000 and the decrease of $2,472,000 was attributable to a reduction in the operating lease rents and the closure of three nursing facilities.

    For the six months ended June 30, 2001, the Company recorded an impairment charge relating to the write-down to estimated net realizable value of the Company's investment in the convertible debentures of ALC as discussed in Note 4.

    Other operating and administrative expense for the six months ended June 30, 2001 increased to $8,764,000 from $8,069,000 for the same period in 2000. The operating and administrative expense increased $2,800,000 primarily as a result of higher insurance expense, utilities, property taxes and travel and entertainment as the result of two additional nursing facilities, a fully staffed and operational corporate office and creation of ancillary services company. The operating and administrative expense decreased approximately $2,200,000 as a result of the elimination of both contract therapy services and management fees paid to Lenox Healthcare.

    No benefit for income taxes was recorded for the six months ended June 30, 2001 and 2000 since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carry-forwards.

Liquidity and Capital Resources

    LTC Properties had provided the Company with a $20,000,000 unsecured line of credit that bears interest at an annual rate of 10% and matures in 2008. The Company and LTC Properties entered into a Second Amended and Restated Promissory Note ("Note") in June 2001. The Note operates as a line of credit and provides for a $20,000,000 secured line of credit that bears interest payable quarterly at a rate of 10% and matures April 1, 2008. As of June 30, 2001, the Company had borrowings outstanding under the secured line of credit of $17,335,000. One July 20 and August 6, 2001, the Company drew an additional $750,000 and $500,000, respectively, under the Note. LTC Properties' Secured Revolving Credit permits LTC Properties to loan the Company up to $25,000,000. The Company and LTC

Properties have not increased the secured line of credit between the companies. Should such amendment be proposed, it would need approval of the independent board members of each company's board. There can be no assurance that such an increase in the line will be offered, at what terms it may be offered and if offered, approved by the Company's independent Board members.

    Net cash used in operating activities for the six months ended June 30, 2001 was $44,000. The use of cash in operating activities is largely attributable to the Company's operations of 29 nursing facilities during the six months ended June 30, 2001, partially offset by improvements in working capital.

    Net cash provided by investing activities for the six months ended June 30, 2001 was $2,000. The Company received proceeds of $560,000, the face amount of LTC Properties 8.5% convertible subordinated debentures due January 1, 2001. The purchase of $558,000 of equipment for the six months ended June 30, 2001 was related primarily to the purchase of equipment associated with the Company's management of the nursing operations.

    Net cash provided by financing activities for the three months ended June 30, 2001 was $303,000. During 2001, the Company utilized borrowings under the line of credit of approximately $1,650,000 to fund the working capital requirements of the nursing facilities operated by the Company and to repurchase shares of its common stock. Payments of $219,000 and $897,000 were made on notes and mortgage loans and the LTC Properties line of credit during the six months ended June 30, 2001, respectively.

    The Company anticipates that cash flow from operations and borrowings under its line of credit will be adequate to meet its short-term liquidity requirements. The ability of the Company to satisfy its long term liquidity requirements will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business, economic and other factors beyond the Company's control. There can be no assurance that future healthcare legislation or other efforts by governmental and private payors to reduce healthcare costs will not have a material adverse effect on the Company's results of operations, liquidity and financial position. Currently, the Company has no other external sources of financing and the Company has not received any other commitment with respect to any funds needed in the future. The Company does not know when it could expect to be able to access capital markets or to seek other financing and there can be no assurance that it will be able to do so at all or in amounts or on terms acceptable to the Company. If necessary, the Company could secure additional funds or financing using its debt and equity securities, which have an estimated fair market value of $6,827,000 at June 30, 2001.

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

PART II
LTC HEALTHCARE, INC.
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

      10.1  Second Amended and Restated Promissory Note with LTC Properties, Inc.

    (b) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the three months ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC Healthcare, Inc. Registrant

Dated: August 14, 2001	By:	/s/ WENDY L. SIMPSON WENDY L. SIMPSON Chief Financial Officer

QuickLinks

INDEX
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART II LTC HEALTHCARE, INC. OTHER INFORMATION
SIGNATURES