Form 10-Q
period 2001-09-30
LTC HEALTHCARE INC
filed 2001-11-14
CIK 1059186

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20459

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                to

Commission file number 1-14151

LTC HEALTHCARE, INC.
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1895305 (I.R.S. Employer Identification No)

300 Esplanade Drive, Suite 1865
Oxnard, California 93030
(Address of principal executive offices)

(805) 981-8659
(Registrant's telephone number, including area code)

    Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Shares of Registrant's common stock, $.01 par value, outstanding at November 10, 2001 - 2,137,826 (excludes Treasury Shares of 1,198,056)

LTC HEALTHCARE, INC.

FORM 10-Q

September 30, 2001

INDEX

		Page
PART I—Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statement of Operations	4
	Consolidated Statement of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Part II—Other Information
Item 6.	Exhibits and Reports on Form 8-K	16

LTC HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$579	$643
Accounts receivable, net of allowance for doubtful accounts: 2001—$7,200; 2000—$5,682	9,696	10,502
Prepaid expenses and other current assets	1,546	1,736

Total current assets	11,821	12,881
Property and Equipment:
Buildings, improvements and equipment	41,683	40,968
Land	1,669	1,669
Accumulated depreciation	(5,900)	(4,629)

Property and equipment, net	37,452	38,008
Other Assets:
Equity securities	1,335	701
Debt securities	5,925	11,697
Other assets	326	302

Total other assets	7,586	12,700

Total assets	$56,859	$63,589

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$5,243	$3,825
Accrued salaries and benefits	4,051	3,972
Deposits from residents	540	575
Current portion of mortgage loans payable	3,737	444
Accrued interest payable	2,342	1,167
Accrued rent	4,466	2,059
Other accrued liabilities	5,206	3,155

Total current liabilities	25,585	15,197
Mortgage Loans Payable	29,211	32,833
Line of Credit from LTC Properties	18,920	16,582

Total liabilities	73,716	64,612
Minority Interest	3,518	3,518
Commitments and Contingencies
Stockholders' Deficit:
Preferred stock $0.01 par value; 10,000,000 shares authorized	—	—
Common stock $0.01 par value; 40,000,000 shares authorized; Shares issued: 2001—3,335,882; 2000—3,335,882	33	33
Capital in excess of par value	10,224	10,224
Treasury stock: shares 2001—1,198,056; 2000—1,397,356	(2,645)	(2,654)
Unearned stock compensation	(224)	—
Accumulated deficit	(27,246)	(11,325)
Accumulated comprehensive loss	(517)	(819)

Total stockholders' deficit	(20,375)	(4,541)

Total liabilities and stockholders' deficit	$56,859	$63,589

See accompanying notes

LTC HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Net patient revenues	$22,239	$22,782	$66,296	$66,303
Rental income	902	1,211	2,693	3,778
Interest and other income	1,077	1,632	1,917	2,725

Total revenues	24,218	25,625	70,906	72,806
Costs and Expenses:
Salaries and benefits	17,337	16,909	50,690	46,310
Supplies	3,027	2,909	8,558	8,889
Rent—LTC Properties, Inc.	720	1,031	2,334	5,118
Interest expense	697	948	2,068	3,022
Interest expense on line of credit from LTC Properties, Inc.	474	489	1,346	1,257
Depreciation	431	389	1,272	1,225
Minority interest	86	86	257	257
Provision for bad debts	1,007	629	1,861	881
Impairment charge	3,400	—	5,241	—
Other operating and administrative	3,260	5,295	13,200	15,541

Total expenses	30,439	28,475	86,827	81,619

Operating Loss	(6,221)	(2,850)	(15,921)	(8,813)
Gain on sale of real estate properties	—	10,481	—	10,481

Income (loss) before provision for income taxes	(6,221)	7,631	(15,921)	1,668
Provision for income taxes	—	—	—	—

Net income (loss)	$(6,221)	$7,631	$(15,921)	$1,668

Weighted average shares outstanding	2,126,609	2,099,926	1,951,839	2,240,207
Net income (loss) per common share:
Basic and diluted net loss per share	$(2.93)	$3.63	$(8.17)	$0.74

Comprehensive income (loss):
Net income (loss)	$(6,221)	$7,631	$(15,921)	$1,668
Unrealized income (loss) on available-for-sale equity securities	116	(458)	302	(1,005)

Total comprehensive income (loss)	$(6,105)	$7,173	$(15,619)	$663

See accompanying notes

LTC HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2001	2000
OPERATING ACTIVITIES:
Net income (loss)	$(15,921)	$1,668
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	1,272	1,225
Non-cash impairment charge	5,241	—
Other non-cash items	(352)	(117)
Gain on sale of real estate properties	—	(10,481)
Decrease (increase) in accounts receivable, net	806	(8,974)
Decrease in prepaid expenses and other assets	156	864
Increase in accounts payable	1,418	2,333
Increase in accrued salaries and benefits	79	1,923
Increase in accrued expenses and other liabilities	5,598	1,538
Net cash used in operating activities	(1,703)	(9,937)
INVESTING ACTIVITIES:
Redemption (purchase) of LTC Properties bonds	560	(521)
Property and equipment additions	(715)	(2,461)
Payment of note receivable	—	500
Purchase of LTC Properties stock	335	—
Other	—	17
Net cash provided by (used in) investing activities	180	(2,465)
FINANCING ACTIVITIES:
Advances under line of credit from LTC Properties	3,400	14,753
Payments on line of credit from LTC Properties	(1,397)	(565)
Principal payments on notes and mortgage loans payable	(329)	(1,091)
Issue of restricted common stock	31	—
Repurchase of common stock	(246)	(362)
Net cash provided by financing activities	1,459	12,735
(Decrease) increase in cash and cash equivalents	(64)	333
Cash and cash equivalents, beginning of period	643	424
Cash and cash equivalents, end of period	$579	$757
Supplemental disclosure of cash flow information:
Interest paid	$2,223	$3,853
Non-cash investing and financing activities:
Non-cash acquisition of working capital	$—	$581
Reduction of mortgage loan payables for sale of real estate properties	—	13,696
Reduction in line of credit from LTC Properties for sale of real estate properties	—	5,347

See accompanying notes

LTC HEALTCHARE, INC.
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

The principal business of the Company is providing long-term healthcare services through the operation of nursing facilities. As of December 31, 2000, the Company operated 30 nursing facilities with 3,332 licensed beds. On March 1, 2001, the Company began operating one additional nursing facility with 129 licensed beds under a short-term management agreement with LTC Properties. On April 1, 2001, the Company began operating a 135 bed nursing facility under a management agreement with LTC Properties. On April 24, 2001, the Company ceased operating and closed a 284 bed nursing facility in Texas. On May 25, 2001, the Company ceased operating and closed a 144 bed nursing facility in Texas. On June 20, 2001, the Company ceased operating and closed a 90 bed nursing facility in Texas. On July 24, 2001, the Company ceased operating and closed a 71 bed nursing facility in Illinois. On August 1, 2001, the Company ceased operating a 120 nursing facility in Florida. On September 17, 2001, the Company ceased operating and closed a 129 nursing facility in Texas. At September 30, 2001, the Company operated 25 nursing facilities with 2,674 licensed beds and one rehabilitation hospital with 84 beds, which are collectively referred to herein as nursing facilities. The facilities operated by the Company at September 30, 2001, are located in seven states (Florida, Georgia, Illinois, Iowa, Kansas, Texas and Virginia). In addition to the operation of nursing facilities, as of September 30, 2001, the Company owned four nursing facilities and four assisted living facilities that were leased to third party operators under triple net leases. On October 19, 2001, the Company ceased operations and closed a 120 bed nursing facility in Florida. The Company no longer operates in the state of Florida.

The consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments (all of which were normal and re-occurring) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2001 and 2000 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior periods, including the period ended September 30, 2000, to conform with the reporting for the three and nine months ended September 30, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read along with the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results for a full year.

The Company anticipates that cash flow from operations and borrowings under its line of credit will be adequate to meet its short-term liquidity requirements. The ability of the Company to satisfy its long term liquidity requirements will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business, economic and other factors beyond the Company's control. There can be no assurance that future healthcare legislation or other efforts by governmental and private payors to reduce healthcare costs will not have a material adverse effect on the Company's results of operations, liquidity and financial position. Currently, the Company has no other external sources of financing and the Company has not received any other commitment with respect to any funds needed in the future. The Company does not know when it could expect to be able to access capital markets or to seek other financing and there can be no assurance that it will be able to do so at all or in amounts or on terms acceptable to the Company. If necessary, the Company could secure additional funds or financing using its debt and equity securities, which have an estimated fair market value of $7,260,000 at September 30, 2001.

2.  Segment Reporting

The Company has one operating segment, nursing operations. Nursing operations include revenues generated by providing long-term healthcare services in nursing facilities operated by the Company and rental income generated by leasing long-term healthcare facilities owned by the Company to third party operators.

3.  Related Parties

The Company and LTC Properties entered into a Second Amended and Restated Promissory Note ("Note") in June 2001. The Note operates as a line of credit and provides for a $20,000,000 secured line of credit that bears interest payable quarterly at a rate of 10% and matures April 1, 2008. Additionally the Note contains a waiver until June 30, 2002 of payment of unpaid interest of $1,367,000 through April 30, 2001. LTC Properties also agreed to forbear through September 30, 2001, default rights under leases for the non-payment of rents totaling $4,466,000. Previous to entering into this Note, LTC Properties had provided the Company with a $20,000,000 unsecured line of credit bearing interest at 10% and maturing April 1, 2008. As of September 30, 2001 and December 31, 2000, $18,920,000 and $16,582,000, respectively, were outstanding under the Note or line of credit. On October 17, 2001 the Company drew an additional $500,000 under the Note.

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

For the three months ended September 30, 2001 and 2000, the Company recorded interest expense related to the line of credit of $474,000 and $489,000, respectively. For the nine months ended September 30, 2001 and 2000, the Company recorded interest expense related to the line of credit of $1,346,000 and $1,257,000, respectively. LTC Properties has granted a waiver through September 30, 2001 for unpaid interest of $748,000 for May through September 2001.

As of September 30, 2001, the Company operated 23 nursing facilities that are owned by LTC Properties. The Company recorded rental expense of approximately $2,334,000 for properties owned by LTC Properties during the nine months ended September 30, 2001. These properties are leased from

LTC Properties, in general, on a short-term basis, and the leases have been renewed for one year, ending June 30, 2002. Annual rental to LTC Properties under these leases is approximately $2,900,000.

LTC Properties had appointed the Company as exclusive sales agent for all LTC Properties' skilled nursing facilities. This agreement expired by its terms March 31, 2001 and was not renewed. During the first nine months of 2000, the Company recorded other income under this agreement of $1,600,000 and recorded total income of $1,600,000 for all of 2000.

As of September 30, 2001, the Company had mortgage loans secured by six nursing facilities with total outstanding principal of $16,312,000 and a weighted average interest rate of 9.2% payable to LTC Properties' REMIC pools. Two of the nursing facilities securing the mortgage loans payable to LTC Properties' REMIC pools are operated by the Company, and the remaining four nursing facilities are leased to third party operators.

As of September 30, 2001, the Company owned 282,900 shares of LTC Properties common stock with a value of $1,333,000. The Company purchased 88,800 shares of LTC Properties stock at a price of $450,400 during the nine months ended September 30, 2001. During October 2001 the Company purchased an additional 11,900 shares of LTC Properties common stock for $61,000. The Company tendered all 294,800 shares of LTC Properties common stock to LTC Properties pursuant to LTC Properties' tender offer that expired October 22, 2001. The Company received $5.75 per share or $1,695,100, which was used to reduce the amount outstanding under the Note with LTC Properties. As of December 31, 2000, the Company owned $560,000 face amount of LTC Properties 8.5% convertible subordinated debentures with a maturity date of January 1, 2001. On January 1, 2001, LTC Properties redeemed these securities for the face value.

4.  Debt and Equity Securities

The Company owns Regent Assisted Living, Inc. ("Regent") Debentures with face value of $8,500,000 that mature on April 1, 2008 and bear interest at 7.5% and are convertible at $6.75 per share. As of September 30, 2001 and December 31, 2000, based on management's estimates, the fair value of the Regent Debentures was approximately $5,100,000. During the three months ended September 30, 2001, the Company incurred an impairment charge of $3,400,000 to reduce the carrying value of the Regent Debentures to management's estimate of the fair value.

On July 30, 2001, Regent announced it had hired Cohen & Steers Capital Advisors, LLC ("Cohen & Steers") to assist Regent in obtaining equity capital, evaluating strategic alternatives and facilitate new corporate opportunities. Regent disclosed in its December 31, 2000 Annual Report it anticipates that its cash requirements during 2001 will exceed its cash provided by operations. Regent, Cohen & Steers and the Company have had several discussions regarding Regent's ability to redeem the convertible debentures as they become due. These discussions have included proposals to accept certain Regent owned assisted living facilities as full payment of the convertible debentures. Regent and the Company have not reached an agreement regarding such an exchange. Regent is current in all interest payments to the Company. The Company cannot predict what, if any, additional impairment charge may be required in the future as Regent proceeds with the restructuring of its business.

At September 30, 2001, the Company owned $3,000,000 face amount of Assisted Living Concepts, Inc. ("ALC") 5.625% convertible subordinated debentures due May 2003 at a purchase price of $2,160,000. During the six months ended June 30, 2001, the Company recorded impairment reserves totaling $1,991,000 related to ALC's debentures and accumulated accretion. No additional reserve was recorded for the three months ended September 30, 2001. As of September 30, 2001, the Company's carrying value of $825,000 is comparable to the market price of these securities as of September 30, 2001. The Company has not recorded income from these debentures for the nine months ended September 30, 2001. Additionally, as of September 30, 2001 and December 31, 2000 the Company owned 30,847 shares of ALC common stock, which was recorded at its fair value of $2,000 and $10,000, respectively. Unrealized holding losses on changes in the fair value of this investment of $7,000 are included in comprehensive loss for the nine months ended September 30, 2001.

On October 1, 2001, ALC announced it had filed for bankruptcy as part of a pre-negotiated debt restructuring. ALC further announced that holders of debentures and unsecured debt would get $40,250,000 in aggregate principal of senior secured notes bearing interest of 10% per year, $15,250,000 in aggregate principal of junior secured notes bearing interest for three years at 8% per year and thereafter interest will be payable in cash at 12% per year and 96% of the common stock of the reorganized ALC. Existing holders of ALC's common stock will exchange their stock for 4% of the common stock of the reorganized ALC.

The Company, therefore, will receive its pro-rata allocation of the new secured senior and junior ALC notes and common stock.

On November 9, 2001, the Company purchased $2,715,000 face amount of ALC 5.625% convertible subordinated debentures due May 2003 at a purchase price of $939,390.

At September 30, 2001 and December 31, 2000, the Company owned 282,900 and 194,100 shares, respectively of LTC Properties common stock that was recorded at its fair value of $1,333,000 and $691,000, respectively, in the accompanying balance sheets. Unrealized holding gains on changes in the fair value of the Company's investment in LTC Properties common stock of $309,000 are included in the comprehensive loss for the nine months ended September 30, 2001. During October 2001 the Company purchased an additional 11,900 shares of LTC Properties common stock. The Company tendered all 294,800 shares of LTC Properties common stock to LTC pursuant to LTC Properties' tender offer that expired October 22, 2001. The Company received $5.75 per share or $1,695,100, which was used to reduce the amount outstanding under the Note with LTC Properties.

5.  Long-term Debt

LTC Properties has provided the Company with a $20,000,000 secured line of credit that bears interest payable quarterly at 10% and matures on April 1, 2008. As of September 30, 2001 and December 31, 2000, $18,920,000 and $16,582,000, respectively was outstanding under the line of credit. Additionally, the Company has unpaid interest due LTC Properties of $2,115,000 as of September 30, 2001—See Note 3—Related Parties.

At September 30, 2001 and December 31, 2001, the Company had total outstanding mortgage loans of $32,948,000 and $33,277,000, respectively with a weighted average interest rate of 8.24%.

6.  Contingencies

The Company is not party to any legal proceedings, which in the opinion of management, would have a material adverse affect on the Company's financial position, results of operations or liquidity. The Company has developed a reserve for general and professional liability risks, based on historical data, related to the nursing facilities in Texas and Florida which currently carry no general and professional liability insurance and for incurred but not reported losses of its other nursing facilities.

7.  Stockholders' Deficit

In June 2001, the Company's Board approved under the 1998 Equity Participation Plan a grant of 332,000 restricted shares to twelve individuals. Twenty thousand of these shares vested immediately and 312,000 shares vest one-third immediately and one-third each anniversary date of the date of grant in 2003 and 2004. During the three months ended September 30, 2001, the Company granted an additional 58,500 restricted shares to seven individuals. One-third of the shares vest immediately and one-third each anniversary date of the date of grant in 2003 and 2004. The Company recorded compensation expense related to the restricted stock $31,100 and $15,200 for the nine and three months ended September 30, 2001, respectively.

During the nine months ended September 30, 2001 and 2000, the Company repurchased 191,200 shares and 354,400 shares, respectively, of the Company's common stock for an aggregate respective purchase price of approximately $246,000 and $362,000, respectively.

On November 9, 2001, the Company Board of Directors adopted a stockholder rights plan and amended its bylaws to adopt a classified board.

Under the rights plan, the Company will distribute preferred stock purchase rights as a dividend at the rate of one right for each share of common stock held as of the close of business on November 19, 2001. Stockholders will not actually receive certificates for the rights at this time, and the rights will initially be evidenced by each share of common stock. The number of rights outstanding is subject to adjustment under certain circumstances and all rights expire on November 19, 2011.

Each right will entitle the holder to buy 1/100th of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of four dollars for each 1/100th of a share. Each preferred share is designed to be substantially equivalent in voting and dividend rights to 100 shares of common stock. The rights will be exercisable and will trade separately from the common stock only in the event that a person or group of persons not approved by the Board of Directors (1) becomes an "Acquiring Person" as defined in the rights plan, or (2) commences a tender or exchange offer; the consummation of which would result in such person or group becoming an Acquiring Person. In general, an "Aquiring Person" is defined as the beneficial owner of 15% or more of the outstanding common stock of the Company. In the case of persons and groups who are the beneficial owners of 15% or more of the outstanding common stock on November 9, 2001, such persons or groups will not become an Acquiring Person until they acquire beneficial ownership of more than 10,000 additional shares of common stock. Stockholders will receive certificates for the rights only when the rights become exercisable.

If any person or group of persons not approved by the Board of Directors does become an Acquiring Person or commences an offer that would result in such person or group becoming an Acquiring Person, the other stockholders will be able to exercise the rights and buy common stock of the Company having twice the value of the exercise price of the rights. Additionally, if the Company is involved in certain mergers where its shares are exchanged or certain major sales of its assets occur, stockholders who have not previously exercised rights will be able to purchase for the exercise price shares of common stock of the acquiring person in such merger or acquisition having twice the value of the exercise price of the rights.

The Company will be entitled to redeem the rights at a price of $.001 per right at any time prior to the time at which a person or group becomes an Acquiring Person.

The Company announced that the Board of Directors had voted to amend the Company's bylaws to provide for a classified board of directors and voted to increase the number of directors to eight. The directors will be divided into four classes, with one class of directors representing at least one-fourth of all of the directors being elected annually. At the February 6, 2002 annual meeting, three incumbent directors will stand for reelection, and each year thereafter one-fourth of the directors will stand for reelection for four year periods.

8.  Concentration of Credit Risks

The Company has significant accounts receivable whose collectibility or realizability is dependent upon the performance of certain government programs, primarily Medicare and Medicaid.

As of September 30, 2001 and December 31, 2000, the Company's investment of $5,100,000 and $8,500,000, respectively in Regent's convertible subordinated debentures represented 9% and 12%, respectively, of the Company's total assets.

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

The following table contains summary information for Regent that was extracted from public reports on file with the Securities and Exchange Commission for December 31, 1999 and from Regent's audited annual financial statements for December 31, 2000. Regent is a publicly traded company, and as such is subject to the filing requirements of the Securities and Exchange Commission, however, Regent has not completed a public filing since filing their December 31, 2000 Form 10-K on July 26, 2001.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

The Company was formed in March 1998 and was spun off by LTC Properties, Inc. ("LTC Properties") on September 30, 1998. At September 30, 2001, the Company operated 25 nursing facilities with a total of 2,674 licensed beds and one rehabilitation hospital with 84 beds and owned 4 nursing facilities and 4 assisted living facilities that were leased to third party operators.

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Total revenues for the three months ended September 30, 2001 decreased from $25,625,000 to $24,218,000 for the same period in 2000. Rental income for the three months ended September 30, 2001 decreased $309,000 due to the sale of two assisted living facilities to LTC Properties during the third quarter of 2000. Interest and other income decreased $555,000 primarily due to the non-accrual of interest and no accretion of the discount on ALC debentures in 2001, and the lack of an LTC Properties dividend payment and interest from an interest-bearing note receivable during 2000. The Company received approximately $1,300,000 of sales commission in the three months ended September 30, 2000. As a result of the formation of the ancillary services company, $900,000 of revenue was recorded in other income during the same three months ended September 30, 2001.

Salaries and benefits were $17,337,000, for the three months ended September 30, 2001 as compared to $16,909,000 for the same period in 2000. The increase in salaries and benefits is primarily the result of an increase in in-house therapy staff and a fully staffed and operational corporate office.

For the three months ended September 30, 2001, 23 of the nursing facilities operated by the Company were leased from LTC Properties and incurred rent expense of $720,000 under the related operating leases. The rent expense for the same three months of 2000 was $1,031,000 and the decrease of $311,000 was attributable to a reduction in the operating lease rents and the closure of three nursing facilities.

Interest expense decreased by $251,000 for the three months September 30, 2001 as compared to the same period in 2000 primarily as a result of $211,000 reduction of interest expense related to the elimination of mortgage debt as a result of the sale of two assisted living facilities during the third quarter of 2000.

Interest expense on the line of credit with LTC Properties decreased from $489,000 for the three months ended September 30, 2000 to $474,000 for the three months ended September 30, 2001 due to the lower average outstanding balance of the line of credit for the three months ended September 30, 2001 as compared to the same period in 2000.

For the three months ended September 30, 2001, the bad debt expense was $1,007,000 and for the same three months ended September 30, 2000 bad debt expense was $629,000. The increase is result of fully reserving the ancillary services revenue in anticipation of receipt of a provider number.

During the three months ended September 30, 2001, the Company recorded an impairment charge of $3,400,000 relating to the write-down to estimated net realizable value of the Company's investment in the convertible debentures of Regent as discussed in Note 4.

Other operating and administrative expense for the three months ended September 30, 2001 decreased from $5,295,000 to $3,260,000 for the same period in 2000. The operating and administrative expense decreased approximately $1,800,000 primarily as a result of the elimination of both contract therapy services and outside management fees.

No benefit for income taxes was recorded for the three months ended September 30, 2001 and 2000 since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carry-forwards.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended June 30, 2000

Total revenues for the nine months ended September 30, 2001 decreased from $72,806,000 to $70,906,000 for the same period in 2000. Rental income for the nine months ended September 30, 2001 decreased $1,085,000 due to the sale of two assisted living facilities to LTC Properties during the third quarter of 2000. Interest and other income decreased $808,000 primarily due to the $41,000 of non-accrual of interest and $89,000 non-accretion of the discount on ALC debentures in 2001, no LTC Properties bond interest of $68,000 and the lack of an LTC Properties dividend payment of $126,000 and $52,000 interest from an interest bearing-note receivable during 2000. Additionally, other income increased $1,182,000 as result the formation of an ancillary services company January 1, 2001. The Company recorded approximately $1,600,000 of sales commission income during the nine months ended September 30, 2000.

Salaries and benefits were $50,690,000, for the nine months ended September 30, 2001 as compared to $46,310,000 for the same period in 2000. The increase in salaries and benefits is primarily the result of an increase in in-house therapy staff and a fully staffed and operational corporate office.

For the nine months ended September 30, 2001, 23 of the nursing facilities operated by the Company were leased from LTC Properties and incurred rent expense of $2,334,000 under the related operating leases. The rent expense for the same nine months of 2000 was $5,118,000 and the decrease of $2,784,000 was attributable to a reduction in the operating lease rents and the closure of six nursing facilities.

Interest expense decreased by $954,000 for the nine months September 30, 2001 as compared to the same period in 2000 primarily as a result of $849,000 reduction of interest expense related to the elimination of mortgage debt as a result of the sale of two assisted living facilities during the third quarter of 2000.

Interest expense on the line of credit with LTC Properties increased from $1,257,000 for the nine months ended September 30, 2000 to $1,346,000 for the nine months ended September 30, 2001 due to the higher average outstanding balance of the line of credit for the nine months ended September 30, 2001 as compared to the same period in 2000.

For the nine months ended September 30, 2001, the bad debt expense was $1,861,000 and for the same nine months ended September 30, 2000 bad debt expense was $861,000. The increase is the result of fully reserving the ancillary services revenue in anticipation of receipt of the provider number.

For the nine months ended September 30, 2001, the Company recorded impairment charges related to the write-down to estimated net realizable value of the Company's investments in the convertible debentures of ALC and Regent of $1,841,000 and $3,400,000, respectively, as discussed in Note 4.

Other operating and administrative expense for the nine months ended September 30, 2001 decreased to $13,200,000 from $15,541,000 for the same period in 2000. The operating and administrative expense increased approximately $2,500,000 primarily as a result of higher insurance expense, utilities, property taxes and travel and entertainment as the result of two additional nursing facilities, a fully staffed and operational corporate office and creation of ancillary services company. The operating and administrative expense decreased approximately $4,700,000 as a result of the elimination of both contract therapy services and outside management fees.

No benefit for income taxes was recorded for the nine months ended September 30, 2001 and 2000 since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carry-forwards.

Liquidity and Capital Resources

LTC Properties had provided the Company with a $20,000,000 unsecured line of credit that bears interest at an annual rate of 10% and matures in 2008. The Company and LTC Properties entered into a Second Amended and Restated Promissory Note ("Note") in June 2001. The Note operates as a line of credit and provides for a $20,000,000 secured line of credit that bears interest payable quarterly at a rate of 10% and matures in April 1, 2008. As of September 30, 2001 the Company had borrowings outstanding under the secured line of credit of $18,920,000. On October 17, 2001, the Company drew an additional $500,000. In October 2001, the Company tendered 294,800 shares of LTC Properties common stock to LTC Properties pursuant to LTC Properties' tender offer that expired October 22, 2001. The Company received $5.75 per share or $1,695,100 which was used to reduce amounts outstanding under the Note. LTC Properties' Secured Revolving Credit permits LTC Properties to loan the Company up to $25,000,000. The Company and LTC Properties have not increased the secured line of credit between the companies. Should such amendment be proposed, it would need approval of the independent board members of each company's board. There can be no assurance that such an increase in the line will be offered, at what terms it may be offered and if offered, approved by the Company's independent Board members.

Net cash used in operating activities for the nine months ended September 30, 2001 was $1,703,000. The use of cash in operating activities is largely attributable to the Company's operations of 26 nursing facilities during the nine months ended September 30, 2001, partially offset by improvements in working capital.

Net cash provided by investing activities for the nine months ended September 30, 2001 was $180,000. The Company received proceeds of $560,000, the face amount of LTC Properties 8.5% convertible subordinated debentures due January 1, 2001. The purchase of $715,000 of equipment for the nine months ended September 30, 2001 was related primarily to the purchase of equipment associated with the Company's management of the nursing operations.

Net cash provided by financing activities for the nine months ended September 30, 2001 was $1,459,000. During the first nine months of 2001, the Company utilized borrowings under the line of credit of approximately $3,400,000 to fund the working capital requirements of the nursing facilities operated by the Company and to repurchase shares of its common stock. Payments of $329,000 and $1,397,000 were made on notes and mortgage loans and the LTC Properties line of credit during the nine months ended September 30, 2001 respectively. The Company also purchased 88,800 shares of LTC Properties stock at a price of $450,400 during the nine months ended September 30, 2001. On October 22, 2001, the Company tendered its LTC Properties stock to LTC Properties and received $1,695,000, which was used to the reduce the amount outstanding under the Note with LTC Properties.

The Company anticipates that cash flow from operations and borrowings under its line of credit will be adequate to meet its short-term liquidity requirements. The ability of the Company to satisfy its long term liquidity requirements will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business, economic and other factors beyond the Company's control. There can be no assurance that future healthcare legislation or other efforts by governmental and private payors to reduce healthcare costs will not have a material adverse effect on the Company's results of operations, liquidity and financial position. Currently, the Company has no other external sources of financing and the Company has not received any other commitment with respect to any funds needed in the future. The Company does not know when it could expect to be able to access capital markets or to seek other financing and there can be no assurance that it will be able to do so at all or in amounts or on terms acceptable to the Company. If necessary, the Company could secure additional funds or financing using its debt and equity securities, which have an estimated fair market value of $7,260,000 at September 30, 2001.

Statement Regarding Forward Looking Disclosure

Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may", "will", "expect", "should" or comparable terms or negatives thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government policy relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, changes in reimbursement by other third party payors and the financial strength of the Company's facilities as it affects the Company's continuing ability to meet the obligations under the terms of the Company's agreements with its lenders.

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

PART II

LTC HEALTHCARE, INC.

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits
  None

  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the three months ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC Healthcare, Inc. Registrant
Dated: November 14, 2001	By:	/s/ WENDY L. SIMPSON WENDY L. SIMPSON Chief Financial Officer

QuickLinks

FORM 10-Q
LTC HEALTHCARE, INC. FORM 10-Q September 30, 2001 INDEX
LTC HEALTHCARE, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
LTC HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except share and per share amounts)
LTC HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
LTC HEALTCHARE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II LTC HEALTHCARE, INC. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES