Form 10-K405
period 2001-12-31
CLC HEALTHCARE INC
filed 2002-04-01
CIK 1059186

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-14151

CLC HEALTHCARE, INC.
(Exact name of Registrant as specified in its charter)

NEVADA	91-1895305
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Esplanade Drive, Suite 1865
Oxnard, California 93030
(Address of principal executive offices)

Registrant’s telephone number, including area code: (805) 981-8655

Securities registered pursuant to Section 12(b) of the Act:

Title of Stock	Name of each exchange on which registered
Common stock, $.01 Par Value	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K  ☒.

The aggregate market value of voting stock held by non-affiliates of the Company is approximately $1,854,532 as of March 22, 2002.

2,139,826
(Number of shares of common stock outstanding as of March 22, 2002)

Part III is incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Certain information contained in this annual report includes statements that are not purely historical and are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All statements other than historical facts contained in this annual report are forward looking statements. These forward looking statements involve a number of risks and uncertainties. All forward looking statements included in this annual report are based on information available to us on the date hereof, and we assume no obligation to update such forward looking statements. Although we believe that the assumptions and expectations reflected in such forward looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. The actual results achieved by us may differ materially from any forward looking statements due to the risks and uncertainties of such statements.

Item 1.    BUSINESS

General

On February 6, 2002, the stockholders approved changing the name of our company to CLC Healthcare, Inc. (“CLC”) from LTC Healthcare, Inc. CLC, a Nevada corporation, was incorporated on March 20, 1998 and began operations on March 25, 1998. Our company was originally a preferred stock subsidiary of LTC Properties, Inc. (“LTC “), a real estate investment trust (“REIT”). On September 30, 1998, concurrently with the conversion of all shares of company non-voting common stock held by LTC into voting common stock of our company, LTC completed the spin-off of our common stock through a taxable dividend to holders of LTC common stock, convertible subordinated debentures and Series C Preferred Stock. See “Part II, Item 8- Notes to Consolidated Financial Statements- Note 3. Transactions with LTC Properties, Inc.” for additional information.

In accordance with “plain English” guidelines provided by the Securities and Exchange Commission, whenever we refer to “our company” or to “us”, or use the terms “we” or “our”, we are referring to CLC Healthcare, Inc. and its subsidiaries.

The principal business of our company is providing long-term healthcare services through the operation of nursing facilities. As of March 1, 2002, our company leases 23 skilled nursing facilities with 2,530 licensed beds and one rehabilitation hospital with 84 licensed beds. The facilities operated by us are located in five states and are collectively referred to herein as nursing facilities.

Operations

Our company has one operating segment, nursing operations. Nursing operations include revenues generated by providing long-term healthcare services in nursing facilities operated by us.

Prior to September 1, 1999, our revenues consisted primarily of rental income from the ownership of long-term care facilities leased to third party operators. In August 1999, we acquired Generations Management Services, Inc. (“Generations”), a nursing facility management company. For the period from August 20, 1999 to December 31, 1999, Generations managed the operations of nine nursing facilities for a third party provider of long-term care under a fee based management agreement. Eight of the facilities managed for the third party provider were leased to the third party by LTC and the remaining facility was leased to the third party by our company. The facility owned by us was closed throughout the term of the management agreement. The third party manager anticipated that our owned facility would be licensed and opened. On December 31, 1999 the management agreement was terminated between Generations and the third party provider. A new risk management agreement was entered into between the third party provider and our company effective January 1, 2000 for the eight facilities leased to the third party provider from LTC. During 2000 two leases between LTC and the third party provider were terminated and the facilities were leased directly to us from LTC. Concurrently, the management agreement between our company and the third party provider was terminated for the two facilities now leased directly from LTC.

On September 1, 1999 we entered into operating leases with LTC for the six remaining facilities and began operating the six nursing facilities. In October 1999 we began operating 12 additional nursing facilities. Eleven of the nursing facilities our company began operating in October 1999 were leased from LTC and the remaining facility was acquired by us. We initially entered into management agreements with two third party operators of long-term care facilities for the management of the 12 facilities. Effective February 29, 2000, the management agreement with one of the third party operators was terminated and we began operating nine of the facilities on March 1, 2000. The management agreement for the remaining three facilities was terminated on March 31, 2000 and we began operating those facilities on April 1, 2000.

On January 1, 2000, our company began operating 5 facilities that were leased from LTC, and effective February 1, 2000, we began operating one facility that was leased from a third party. In May of 2000, the facility owned by us that was formerly closed was opened.

In June 2000, LTC terminated the lease on a facility operated by our company. Also, during 2000 LTC sold two facilities that were leased to us. On August 9, 2000, the lease was terminated on one of the facilities sold and our company ceased operating the facility. The lease was terminated on the second sold facility on September 30, 2000.

Effective January 1, 2001, our company and LTC agreed to terminate leases of four facilities containing a total of 603 beds in four states. These facilities were being operated by us under a short-term management agreement with LTC during a transition period.

On March 1, 2001, our company began operating an additional facility not formerly operated by us under a short-term management agreement with LTC. On April 1, 2001, we began operating one additional nursing facility under an operating lease with LTC. On April 24, 2001, we ceased operating and closed one nursing facility previously operated under a short-term management agreement with LTC. On May 25, 2001, we ceased operating and closed one nursing facility previously leased from LTC. On June 20, 2001, we ceased operating and closed one nursing facility previously leased from LTC. On July 24, 2001, our company ceased operating and closed one nursing facility previously operated under a short-term management agreement with LTC. On August 1, 2001, we ceased operating one nursing facility previously operated under a short-term management agreement with LTC. On September 17, 2001, our company ceased operating and closed one nursing facility previously operated under a short-term management agreement with LTC. On October 19, 2001, we ceased operating and closed one nursing facility previously leased from LTC. On December 1, 2001, we began operating one additional nursing facility under an operating lease with an unrelated party. In December 2001, we began operating one nursing facility under an operating lease with LTC, which previously was under a short-term management agreement with LTC. In February 2002, LTC sold two skilled nursing facilities in Illinois to an unrelated third party. Our company will continue to operate these facilities under a short-term operations transfer agreement until the new owner obtains a license and regulatory approval.

As a result, as of March 1, 2002 our company leases 24 facilities with 2,614 licensed beds.

Our company’s nursing facilities provide residents with routine care services, including daily dietary, social and recreational services and pharmacy and medical supplies as well as restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Our facilities also provide inpatient skilled nursing services and rehabilitative, restorative and transitional medical services to individuals with higher acuity medical conditions. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nurses’ aides.

We believe that the margins of our nursing operations can be improved through direct management by our company of the operations of the nursing facilities and by increasing resident census. Our strategy is to improve patient census while providing comprehensive quality services to the residents of our nursing facilities within the reimbursement constraints imposed by third party payors.

Competition

The long-term care industry is highly competitive. Our company’s facilities generally operate in communities that are also served by similar facilities operated by other operators. Some competing facilities are located in buildings that are newer than those operated by us, provide services not offered by our facilities or are operated by entities having greater financial and other resources and longer operating histories than ours. In addition, some facilities are operated by nonprofit organizations or government agencies supported by endowments, charitable contributions, tax revenues and other resources not available to us. Our company’s ability to compete with other operators of long-term care facilities is based on numerous factors, including our reputation for the quality and comprehensiveness of services provided; the commitment and expertise of our staff; the innovativeness of our treatment programs; local physician and hospital support; marketing programs; charges for services; family preferences and the physical appearance, location and condition of our facilities. There can be no assurance that we will not encounter increased competition in the future that would adversely affect our financial condition and results of operations.

Employees

As of March 1, 2002, our company had approximately 2,600 employees.

Governmental Regulation

General.    Our company derives a substantial portion of our revenue from third party payors, including the Medicare and Medicaid programs. The Medicare program was enacted in 1965 to provide a nationwide federally funded health insurance program for the elderly and certain disabled persons. The Medicaid program is a joint federal-state cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind or disabled individuals, and members of families with dependent children, whose income and resources are insufficient to meet the costs of necessary medical services. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative regulations and rulings, interpretation and discretion, which may affect payments made to providers under these programs. The amounts of program payments received by us can be changed by legislative or regulatory actions and by determinations made by fiscal intermediaries and other payment agents acting on behalf of the programs.

Cost Based Reimbursement.    The Medicare program historically utilized a cost-based retrospective reimbursement system for skilled nursing facilities. These facilities were reimbursed for reasonable direct and indirect allowable costs incurred in providing “routine services” (as defined by the program and subject to certain limits) as well as capital costs and ancillary costs. Pursuant to the Balanced Budget Act of 1997 (the “Balanced Budget Act”) discussed below, Medicare phased in a prospective payment system (“PPS”) for skilled nursing facilities starting with cost reporting periods beginning on or after July 1, 1998.

Balanced Budget Act—Medicare.    The Balanced Budget Act, enacted on August 5, 1997, made numerous changes to the Medicare and Medicaid programs that affect our nursing facilities. With respect to the Medicare program, the law required the Secretary of the Department of Health and Human Services (“HHS”) to establish a prospective payment system (“PPS”) for Medicare Part A skilled nursing facility services, under which facilities are paid a federal per diem rate for virtually all covered services. Payment is determined by Resource Utilization Groups (“RUGs”). PPS was phased in over three cost reporting periods, and started with cost reporting periods beginning on or after July 1, 1998. All facilities are paid at the full federal rate beginning October 1, 2001, federal fiscal year 2002. Subsequent legislation (see discussion below on the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act and Benefits Improvement and Protection Act of 2000)

increased the per diem rate for certain higher-acuity patients. The Balanced Budget Act also instituted a consolidated billing requirement for skilled nursing facilities, under which such facilities must submit Medicare claims to the fiscal intermediary for all the Part A and Part B services that its residents receive, except for certain specifically excluded services (although this requirement subsequently was narrowed, as discussed below). Moreover, the law established: (1) a $1,500 per beneficiary annual cap for all outpatient physical therapy services and speech language pathology services; and (2) a $1,500 per beneficiary annual cap for all outpatient occupational therapy services.

All but one of our facilities participate in the Medicare program and are operating under PPS. PPS has resulted in more intense price competition and lower margins for operators. There can be no assurance that we will be successful in reducing costs of services below the PPS payment rates. The failure of our company to do so would have a material adverse effect on our liquidity, financial condition and results of operations.

Balanced Budget Refinement Act—Medicare.    In the Balanced Budget Refinement Act, enacted November 29, 1999, Congress sought to mitigate some of the effects of the Balanced Budget Act. With respect to skilled nursing facilities, the law temporarily increases the PPS per diem rates by 20 percent for 15 patient categories (based on acuity). This payment increase is intended to compensate skilled nursing facilities for the provision of care to medically complex patients, pending appropriate refinements to the PPS system. Facilities providing care to patients falling within every non-rehabilitation patient category above the presumptive (rebuttable) Medicare eligibility line will benefit from this increase. Three patient categories falling within the “high” and “medium” rehabilitation category also are subject to the increase. The increased payments began on April 1, 2000, and will end when the Centers for Medicare & Medicaid Services (“CMS”), formerly the Health Care Financing Administration (“HCFA”), implements a refined RUG system that better accounts for medically-complex patients. The law also provides for a four percent increase in the federal per diem payment rates for all patient acuity categories in both fiscal years 2001 and 2002. This increase is calculated exclusive of the 20 percent rate increase for the 15 acuity categories subject to direct adjustments. The 20 percent rate increase for medical complexity will not be built into the base payment rates, however, and therefore future updates to the federal payment rates will be calculated from the initial base rate. In addition to the per diem rate increases for certain patient categories, the Balanced Budget Refinement Act temporarily suspended for years 2000 and 2001 the reimbursement caps on Part B therapy services imposed by the Balanced Budget Act. The law also excluded certain additional items and services from the Part A skilled nursing facility consolidated billing requirement.

Benefits Improvement and Protection Act—Medicare.    The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, signed into law December 21, 2000, included provisions designed to further mitigate the effects of reimbursement cuts contained in the Balanced Budget Act. Among other things, the Benefits Improvement and Protection Act eliminated the scheduled reduction in the skilled nursing facility market basket update in fiscal year 2001. This increase will not be included when determining payment rates for the subsequent period. In fiscal years 2002 and 2003, payment updates will equal the MBI increase minus 0.5 percentage point. Temporary increases in the federal per diem rates under the Balanced Budget Refinement Act will be in addition to these payment increases. The Benefits Improvement and Protection Act also increases payment for the nursing component of each RUG by 16.66 percent for services furnished after April 1, 2001 and before October 1, 2002. Moreover, the Benefits Improvement and Protection Act further refines the consolidated billing requirements. The law now limits consolidated billing requirements to items and services furnished to skilled nursing facility residents in a Medicare Part A covered stay and therapy services covered under Part B. In other words, for residents not covered under a Part A stay, skilled nursing facilities may choose to bill for non-therapy Part B services and supplies, or they may elect to have suppliers continue to bill Medicare directly for these services. The Benefits Improvement and Protection Act also modifies the treatment of the rehabilitation patient categories to ensure that Medicare payments for skilled nursing facility residents with “ultra high” and “high” rehabilitation therapy needs are appropriate in relation to payments for residents needing “medium” or “low” levels of therapy. Effective for services furnished on or after April 1, 2002 and before implementation of the refined RUG system (discussed above), the law increases by 6.7 percent the federal per diem payments for 14 rehabilitation categories. The 20 percent additional payment under the Balanced Budget Refinement Act for the three rehabilitation categories is removed to make this provision budget neutral. The Benefits Improvement and

Protection Act also permits the Secretary of HHS to establish a process for geographic reclassification of skilled nursing facilities based upon the method used for inpatient hospitals. In addition, the law extends the moratorium on the physical therapy and occupational therapy payment caps for one year, through 2002.

Balanced Budget Act—Medicaid.    The Balanced Budget Act also contains a number of changes affecting the Medicaid program. Among other things, the law repealed the Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated nursing homes. Since repeal, many states have sought to lower their nursing facility payment rates and several have succeeded. It is unclear at this time the extent to which additional state Medicaid programs will adopt changes in their Medicaid reimbursement systems, or, if adopted and implemented, what effect such initiatives would have on our company. There can be no assurance that future changes in Medicaid reimbursement rates to nursing facilities will not have an adverse effect on us. Further, the Balanced Budget Act allows states to mandate enrollment in managed care systems without seeking approval from HHS for waivers from certain Medicaid requirements as long as certain standards are met. These managed care programs have historically exempted institutional care although some states have instituted pilot programs to provide such care under managed care programs. Effective for Medicaid services provided on or after October 1, 1997, states have considerable flexibility in establishing payment rates. We are not able to predict whether any states’ waiver provisions will change the Medicaid reimbursement systems for long-term care facilities from cost-based or fee-for-service to managed care negotiated or capitated rates or otherwise affect the level of payments to us. Significant limits on the scope of services reimbursed and on rates of reimbursement under the Medicaid program could have a material adverse effect on our liquidity, financial condition and results of operations.

On January 12, 2001, the Secretary of HHS issued final regulations to implement changes to the Medicaid “upper payment limit” requirements and additional restrictions were issued January 18, 2002. The purpose of the rule is to stop states from using certain accounting techniques to inappropriately obtain extra federal Medicaid matching funds that are not necessarily spent on health care services for Medicaid beneficiaries. Although the rule will be phased in over eight years to reduce the adverse impact on certain states, the rule eventually could result in decreased federal funding to state Medicaid programs, which, in turn, could prompt certain states to reduce Medicaid reimbursements to providers, including nursing facilities.

Future Legislative Changes.    We expect Congress to continue to consider measures to reduce the growth in Medicare and Medicaid expenditures. Certain of the increases in Medicare reimbursement for skilled nursing facilities provided for under the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act will sunset in October 2002. Unless Congress enacts additional legislation, the loss of revenue associated with this occurrence could have a material adverse effect on us. While we are hopeful that Congress will act in a timely fashion, no assurances can be given as to whether Congress will take action, the timing of any action, or the form of any relief enacted. In addition, in January 2002, the Medicare Payment Advisory Commission (“MedPAC”), an independent federal body established to advise Congress on issues affecting the Medicare program, met to discuss draft recommendations that will be included in MedPAC’s March 2002 report to Congress. In this meeting, MedPAC recommended that Congress provide no payment update to free-standing skilled nursing facilities, and to provide a market basket update plus a 10 percent increase in payments to hospital-based facilities. MedPAC did recommend, however, that the 6.7 percent increase in the federal per diem payments for 14 rehabilitation categories and the 20 percent additional payment under the Balanced Budget Refinement Act for three rehabilitation categories, be incorporated into the base rate. While the MedPAC recommendations are not binding on Congress, they may affect whether a legislation action to extend the reimbursement provisions is successful.

Both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease the rate of program reimbursement to healthcare facilities. We cannot predict at this time whether any additional measures will be adopted or if adopted and implemented, what effect such proposals would have on our company. There can be no assurance that payments under state and federal governmental programs will remain at levels comparable to present levels or will be sufficient to cover the costs of patients eligible for reimbursement pursuant to the programs.

Certain states are currently evaluating various proposals to restructure healthcare delivery within their respective jurisdictions. It is uncertain at this time what legislation of this type will ultimately be enacted and implemented or whether other changes in the administration or interpretation of governmental healthcare programs will occur. We anticipate that state legislatures will continue to review and assess various healthcare reform proposals and alternative healthcare systems and payment methodologies. We are unable to predict the ultimate impact of any future state restructuring of the healthcare delivery system, but such changes could have a material adverse effect on our liquidity, financial condition and results of operations.

Licensure.    Our facilities are subject to extensive state and local laws and regulations relating to licensure, conduct of operations, ownership of facilities, and services provided within the facilities. Our nursing facilities are subject to regulation and licensing by state and local health and social services agencies and other regulatory authorities. In order to maintain our operating licenses, our healthcare facilities must comply with standards concerning medical care, equipment and hygiene. Although regulatory requirements vary from state to state, these requirements generally address among other things: personnel education and training; staffing levels; patient records; facility services; quality of care provided; physical residence specifications; food and housekeeping services; and residents’ rights and responsibilities. These facilities are subject to periodic survey and inspection by governmental authorities. Our facilities are also subject to various state and local building codes and other ordinances, including zoning and safety codes.

Certificate of Need.    Certificate of Need (“CON”) statutes and regulations control the development and expansion of healthcare services and facilities in certain states. The CON process is intended to promote quality healthcare and to avoid the unnecessary duplication of services, equipment and facilities. CON or similar laws generally require that approval be obtained from the designated state health planning agency for certain acquisitions and capital expenditures, and that such agency determine that a need exists prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. Additionally, several states have instituted moratoria on new CONs or the approval of new beds. CONs or other similar approvals may be required in connection with our future acquisitions and/or expansions. There can be no assurance that our company will be able to obtain the CONs or other approvals necessary for any or all such projects.

Survey and Certification.    Long-term care facilities must comply with certain requirements to participate either as a skilled nursing facility under Medicare or a nursing facility under Medicaid. Regulations promulgated pursuant to the Omnibus Budget Reconciliation Act of 1987 obligate facilities to demonstrate compliance with requirements relating to resident rights, resident assessment, quality of care, quality of life, physician services, nursing services, pharmacy services, dietary services, rehabilitation services, infection control, physical environment and administration. Regulations governing survey, certification, and enforcement procedures to be used by state and federal survey agencies to determine facilities’ level of compliance with the participation requirements for Medicare and Medicaid were adopted by HCFA effective July 1, 1995. These regulations require that surveys focus on resident outcomes. They also state that all deviations from participation requirements will be considered deficiencies, but a facility may have certain minor deficiencies and be in substantial compliance with the regulations. The regulations identify various remedies that may be imposed against facilities and specify the categories of deficiencies for which they will be applied. These remedies include, but are not limited to: civil money penalties of up to $10,000 per day or “per instance”; facility closure and/or transfer of residents in emergencies; denial of payment for new or all admissions; directed plans of correction; and directed in-service training. Failure to comply with applicable requirements for participation may also result in termination of the provider’s Medicare and Medicaid provider agreements. Termination of a facility’s Medicare or Medicaid provider agreement could have a material adverse effect on our company’s liquidity, financial condition and results of operations.

The Clinton administration implemented several initiatives designed to improve the quality of care in nursing homes and to reduce fraud in the Medicare program. These initiatives include tougher enforcement measures by state surveying authorities, empowering specialized contractors to track down Medicare scams and program waste, and the creation of a Medicare financial management team made up of 100 “fraud fighters” to be located in the offices of every Medicare contractor nationwide. More recently, in November 2001, the Bush Administration announced that CMS will begin a five state demonstration project to collect and publish nursing home quality information. The program eventually will be expanded nationwide.

Referral Restrictions and Fraud and Abuse.    The Medicare and Medicaid anti-kickback statute, 42 U.S.C. § 1320a-7b(b), prohibits the knowing and willful solicitation or receipt of any remuneration “in return for” referring an individual, or for recommending or arranging for the purchase, lease, or ordering, of any item or service for which payment may be made under Medicare or a state healthcare program. In addition, the statute prohibits the offer or payment of remuneration “to induce” a person to refer an individual, or to recommend or arrange for the purchase, lease, or ordering of any item or service for which payment may be made under the Medicare or state healthcare programs. The statute and the so-called safe harbor regulations establish numerous exceptions by defining conduct, which are not subject to prosecution or other enforcement remedies. Violation of the anti-kickback statute could result in criminal conviction, as well as civil monetary penalties and exclusion from the Medicare, Medicaid and other federal healthcare programs.

The Ethics in Patient Referrals Act (“Stark I”), effective January 1, 1992, generally prohibits physicians from referring Medicare patients to clinical laboratories for testing if the referring physician (or a member of the physician’s immediate family) has a “financial relationship,” through ownership or compensation, with the laboratory. The Omnibus Budget Reconciliation Act of 1993 contains provisions commonly known as “Stark II” (“Stark II”) expanding Stark I by prohibiting physicians from referring Medicare and Medicaid patients to an entity with which a physician has a “financial relationship” for the furnishing of certain items set forth in a list of “designated health services,” including physical therapy, occupational therapy, home health services, and other services. Subject to certain exceptions, if such a financial relationship exists, the entity is generally prohibited from claiming payment for such services under the Medicare or Medicaid programs, and civil monetary penalties may be assessed for each prohibited claim submitted. On January 4, 2001, HCFA released the first part of the long-awaited Stark II final rule. This final rule is divided into two phases. Phase I focuses on the provisions related to prohibited referrals, the general exception to ownership and compensation arrangement prohibitions and the related definitions. Most of Phase I of the rulemaking became effective January 4, 2002, one year after the date of its publication in the Federal Register. Phase II of the final rule has not yet been released. Phase II will cover the remaining portions of the statute, including those pertaining to Medicaid. Phase I of the final rule eases certain of the restrictions in the proposed rule, including the criteria for qualifying as a group practice. The final rule also, among other things: recognizes an exception for referrals for residents covered under a Part A skilled nursing facility stay, conforms the supervision requirements to HCFA coverage and payment policies for the specific services; clarifies the definitions of designated health services and indirect financial relationships; and creates various new exceptions including for indirect compensation arrangements.

Other provisions in the Social Security Act and in other federal and state laws authorize the imposition of penalties, including criminal and civil fines and exclusions from participation in Medicare and Medicaid, for false claims, improper billing and other offenses.

We are unable to predict the effect of future administrative or judicial interpretations of the laws discussed above, or whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take, or their impact on our company. We endeavor to comply with applicable regulatory requirements, but there can be no assurance that statutory or regulatory changes, or subsequent administrative rulings or interpretations, will not require us to modify or restructure certain arrangements, or that we will not be required to expend significant amounts to maintain compliance.

Health Information Practices.    The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) mandates, among other things, the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Among the standards that HHS will adopt pursuant to the HIPAA are standards for the following:

•	electronic transactions and code sets;

•	unique identifiers for providers, employers, health plans and individuals;

•	security and electronic signatures;

•	privacy; and

•	enforcement.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the healthcare industry, we believe the law will initially bring about significant and, in some cases, costly changes. HHS has released two rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advices, plan premium payments and coordination of benefits.

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

HHS finalized the new transaction standards on August 17, 2000, and covered entities, such as our company, will be required to comply with them by October 16, 2002. Congress passed legislation in December 2001, which delays for one year (October 16, 2003) the compliance date, but only for entities that submit a compliance plan to HHS by the original implementation deadline. We expect to be submitting our compliance plan no later than October 16, 2002 and expect to qualify for the delayed compliance date of October 16, 2003. The privacy standards were issued on December 28, 2000 and became effective on April 14, 2001 and with a compliance date of April 14, 2003. HHS has also re-opened the rulemaking process to permit additional public comment on the standards. The Bush Administration and Congress are taking a careful look at the existing regulations, but it is uncertain whether there will be changes to the privacy standards or their compliance date. With respect to the security regulation, once they are issued in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

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

Compliance Program.    On March 16, 2000, the Office of Inspector General of HHS (“OIG”) issued guidance to help nursing facilities design effective voluntary compliance programs to prevent fraud, waste, and abuse in health care programs, including Medicare and Medicaid. The guidance, Compliance Program Guidance for Nursing Facilities, was published as a notice in the Federal Register.

In May 2000, we voluntarily adopted a compliance program to assist us in complying with applicable government regulations.

Relationship with LTC Properties, Inc.

At inception, our company and LTC entered into an administrative services agreement under, which LTC would provide us management and administrative services. In exchange for those services, we were required to pay LTC 25% of the aggregate amount of all wages, salaries, bonuses and rent for its corporate offices paid by LTC each month. The administrative services agreement had a term of ten years but could be terminated either by LTC or our company at any time upon 30 days’ prior written notice to the other party or upon a change of control of LTC. The administrative services agreement was suspended with an effective date of January 1, 2000. In February 2002, the independent members of our Board of Directors approved, in principle, a new Administrative Services Agreement with LTC. This agreement would terminate June 30, 2007 and provide that during its term, LTC will provide office space and certain management and administrative services to our company for a fee of approximately $1,000,000 per year beginning as of July 1, 2002. Currently, several of our Directors and Officers also serve as Directors and/or Officers of LTC.

As of December 31, 2001, 24 of our facilities with 2,588 beds were leased from LTC for annual aggregate rents of approximately $3,054,000. These leases were cancelled and replaced with new leases in January 2002 as more fully discussed below. Additionally, we operated one skilled nursing facility securing a mortgage loan payable to a REMIC pool originated by LTC. This facility was acquired by LTC in January 2002 and we now lease the facility from LTC.

Subsequent to December 31, 2001, LTC sold two skilled nursing facilities in Illinois to an unrelated third party. Our company will continue to operate these facilities under a short-term operations transfer agreement until the new owner obtains a license and regulatory approval.

As a result of these subsequent events, at March 1, 2002, 23 of the nursing facilities with 2,564 licensed beds operated by us are owned by LTC. The current leases for the nursing facilities owned by LTC are now under individual six-year leases, which expire on December 31, 2007, with annual base rents for 2002, 2003, 2004, 2005, 2006 and 2007 of $3,000,000, $4,000,000, $4,750,000, $5,350,000, $5,900,000, and $6,500,000, respectively. The leases contain two five-year renewal options with increases of 2% annually. These leases have cross default provisions and a provision for acceleration should there be a change of control, as defined in the leases, of our company.

Subsequent to December 31, 2001, LTC agreed to sell a wholly owned subsidiary, LTC-Fort Tucum, Inc. to us for a $500,000 note bearing no interest for one year and thereafter interest at 8% annually for two years. We have certain rights to extend the note at its maturity. We used LTC-Fort Tucum to acquire two skilled nursing facilities in New Mexico, previously operated by Integrated Health Services, Inc., with a total of 98 beds, in a deed-in-lieu of foreclosure transaction. These facilities are financed with debt from a REMIC pool originated by LTC. The total debt assumed by our company was $1,191,000 and we expect to begin operating the facilities during the second quarter of 2002.

On June 23, 2000, LTC’s Board of Directors appointed our company as exclusive sales agent for all LTC’s identified skilled nursing facilities for a period of one year and approved a commission agreement with us effective April 1, 2000. Pursuant to the agreement, we received sales commissions of $1,600,000 in fiscal 2000. The exclusive sales agent agreement with LTC expired on March 31, 2001 and was not renewed in 2001.

On November 21, 2001, we entered into a Securities Purchase Agreement with LTC pursuant to which, we sold to LTC 7.5% convertible subordinated debentures of Regent Assisted Living, Inc. (“Regent”) with a face value of $8,500,000 for a sales price of $7,800,000. Our company had a carrying value of the debentures of $5,100,000 and recognized a gain on the sale of $2,700,000. The sales price represented our estimated fair market value of the debentures. The sales price of $7,800,000 was applied to reduce total indebtedness due to LTC.

In October 2001, Assisted Living Concepts, Inc., (“ALC”) filed for reorganization under Chapter 11 of the federal bankruptcy laws. The filing was pre-negotiated with sufficient debt holders to allow ALC to reorganize its debt and equity and emerge from bankruptcy as of 12:01 a.m. on January 1, 2002. The final order affirming the reorganization was made in December 2001, consequently we have reflected the transaction as of December 31, 2001. On December 17, 2001, Healthcare Holdings, Inc. (“Holdings”), a wholly owned subsidiary of our company, and LTC entered into an Assignment and Assumption Agreement (“Agreement”) whereby Holdings would buy from LTC the right to receive common stock of ALC to be distributed pursuant to the First Amended Joint Plan of Reorganization of Assisted Living Concepts, Inc. and Carriage House Assisted Living, Inc. (“Plan”). The Plan was confirmed at a hearing on December 5, 2001.

On December 31, 2001, Holdings issued a Promissory Note (“Note”) in accordance with the Agreement in the face amount of $7,000,000 in payment for the right to receive 1,238,076 shares of ALC common stock distributed pursuant to the Plan (approximately $5.65 per share). CLC, the parent company of Holdings, did not guarantee the Note. The price of the shares was determined by reference to Exhibit G, Volume II of II of ALC’s First Amended Joint Plan of Reorganization. This Exhibit G reported that the projected stockholders’ equity of ALC upon emergence from bankruptcy to be $32,799,000 and to be $37,117,000 on December 31, 2002. ALC issued 6,500,000 shares of new common stock at emergence, which results in a calculated valuation of $5.05 and $5.71 per share value as of January 1, 2002 and December 31, 2002, respectively. The Note is for a term of five years and bears interest at 5%, compounded annually and accruing to the principal balance plus interest at 2% on the original $7,000,000, payable in cash annually. At December 31, 2001, we have valued the investment in the 1,238,076 shares of ALC acquired under the Note at the estimated fair value of $3,095,000 and have recognized $3,905,000 as an offset to rent and interest forgiven by LTC as explained below. The Note is a full recourse obligation of Holdings and is secured by all of the assets owned now or in the future by Holdings and contains a provision for acceleration should there be a change of control of Holdings or our company. Prior to ALC’s emergence from bankruptcy, Holdings owned $5,715,000 face value of ALC’s 5.625% convertible subordinated debentures and 30,847 shares of ALC’s common stock. As a result of the Plan, Holdings received $1,382,000 of ALC’s new Senior Secured Notes bearing interest at 10.0% per annum, payable semi-annually in arrears; $534,000 of new Junior Secured Notes bearing interest payable in additional new Junior Secured Notes for three years at 8.0% per annum and thereafter payable in cash at 12.0% per annum, payable semi-annually in arrears and 214,250 shares of ALC common stock. Additionally, Holdings received 468 shares of ALC common stock in exchange for the 30,847 shares owned prior to emergence. All of these securities are additional collateral for the Note and have a fair market value at December 31, 2001 of approximately $2,159,000.

On December 20, 2001, our company entered into an agreement to sell to LTC six skilled nursing facilities and four assisted living facilities. The total sales price was $45,860,000 subject to mortgage debt of approximately $33,062,000 and minority interest of approximately $3,518,000. We recognized a gain on the sale of the real estate properties of $11,679,000 and proceeds of $9,285,000, were applied to reduce total indebtedness due to LTC. Two of the facilities sold to LTC were owned and operated by us. The remaining eight facilities had been leased to third party operators and had rents of approximately $3,600,000 in 2001. Additionally, in December 2001, LTC agreed to forgive approximately $1,401,000 in accrued interest related to the line of credit from LTC and approximately $3,000,000 in unpaid rent for 2001. The forgiveness was granted to compensate our company for assuming operations and absorbing losses on certain nursing facilities that LTC and our company agreed should be, and subsequently were, closed.

Cumulatively, the above transactions reduced our indebtedness to LTC by approximately $21,485,000 during 2001 (not including the $7,000,000 Note).

All of the aforementioned transactions between our company and LTC were approved by the respective disinterested and/or independent members of the Board of Directors of each company. All interested or non-independent Board members abstained from any such vote.

During 2001, we purchased from LTC 191,200 shares of our common stock for approximately $246,000, which was the market value of the stock on the date of trade. These shares were included in treasury shares on our balance sheet.

LTC has provided our company with a $20,000,000 secured line of credit that bears interest at 10% and matures April 1, 2008. This agreement contains a provision for acceleration should there be a change of control, as defined in the agreement, of our company. As of December 31, 2001, $5,342,000 was outstanding under the line of credit. Under LTC’s Secured Revolving Line of Credit, LTC is permitted to loan us up to $25,000,000. Our company and LTC have not increased the $20,000,000 secured line of credit between the companies. Should any such amendment be proposed, it would need approval of the independent Board members of each company’s board. Because of the aforementioned forgiveness of interest, we had no interest expense for this line of credit in 2001.

In April 2001, LTC’s Board of Directors approved an indemnification agreement covering four of our Officers who also serve as officers of LTC and one current outside director of our company.

Pursuant to an intercompany agreement, our company has agreed not to engage in activities or make investments that involve real estate, unless it has first provided written notice to LTC of the material terms and conditions of such activities or investments, and LTC has determined not to pursue such activities or investments either by providing written notice to us rejecting the opportunity within ten days following the date of receipt of notice of the opportunity or by allowing such ten-day period to lapse. Pursuant to the intercompany agreement, our company and LTC also agreed to notify each other of, and make available to each other, investment opportunities, which they develop or of which they become aware but are unable or unwilling to pursue. We also agreed not to prepay or cause to be prepaid any of our mortgage loans originated by LTC which were securitized by LTC in REMIC transactions. We no longer have any such debt covered by this agreement. The intercompany agreement has a term of ten years but shall terminate earlier upon a change of control of LTC.

Our company and LTC have adopted policies and procedures to be followed by the Board of Directors of each company to limit the involvement of such officers and directors in conflict situations. Such procedures include requiring the persons serving as directors of both companies to abstain from voting as directors with respect to matters that present a significant conflict of interest between the companies and will require approval of the disinterested directors of both companies with respect to the intercompany agreement and the administrative services agreement. Whether or not a significant conflict of interest situation exists will be determined on a case-by-case basis depending on such factors as the dollar value of the matter, the degree of personal interest of any officers or directors in the matter and the likelihood that resolution of the matter has significant strategic, operational or financial implications for the business of our company and/or LTC. The members of the Board of Directors of each company that do not have any potentially significant conflict of interest between the companies will determine whether a matter presents such a significant conflict.

Business Risk Factors

Potential investors should carefully consider the risks described below before making an investment decision in our company. The risks and uncertainties described below are not the only ones facing our company and there may be additional risks that we do not presently know of or that we currently consider immaterial. All of these risks could adversely affect our company’s business, financial condition, results of operations and cash flows.

Some Potential Losses are not Covered by Insurance.    Our company is required, as the lessee of the properties we operate, to secure adequate comprehensive property and liability insurance. During 1999 and 2000 our company had purchased traditional occurrence-based indemnity insurance for our general, professional, and auto liabilities and has purchased occurrence-based insurance for its workers compensation liabilities. In addition, we had purchased traditional indemnity property insurance for the nursing facilities we operate. Since March 18, 2001, we have been able to purchase insurance coverage for general and professional liability on a claims-made basis in every state except for Texas and Florida. We ceased all operations in Florida in August 2001. All other coverage for property, autos and workers compensation is still in effect. We have been advised by our insurance broker, that due to the regulatory and litigation environments in the state of Texas, there was no insurance company willing to provide acceptable coverage to our company. At this time our company and our broker are continuing to seek appropriate coverage for general and professional liability for operations in Texas. There can be no assurance that we will be able to find acceptable coverage in the near future for Texas. We have notified LTC, our landlord in the state of Texas regarding this lapse in coverage. Certain risks may, however, be uninsurable or not economically insurable and there can be no assurance our company will have adequate funds to cover all contingencies.

The Health Care Industry is Heavily Regulated by the Government.    Operators of nursing facilities are subject to extensive regulation by federal, state and local governments. These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payers. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. Our company’s failure to comply with such laws, requirements and regulations could affect our ability to operate our facilities.

Our Company Relies on Government and Third Party Reimbursement.    A significant portion of our revenue is derived from government-funded reimbursement programs, such as Medicare and Medicaid. Because of significant health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. In recent years, there have been fundamental changes in the Medicare program, which resulted in reduced levels of payment for a substantial portion of health care services. In many instances, revenues from the Medicare and Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. Moreover, health care facilities have experienced increasing pressures from private payers attempting to control health care costs, and reimbursement from private payers has in many cases effectively been reduced to levels approaching those of government payers.

Governmental and public concern regarding health care costs may result in significant reductions in payment to health care facilities, and there can be no assurance that future payment rates for either governmental or private payors will be sufficient to cover cost increases in providing services to patients. Any changes in reimbursement policies, which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could adversely affect our revenues.

Our Company’s Facilities are Subject to Licensing, Certification and Accreditation.    In addition to the requirements to be met by nursing facilities for participation in the Medicare and Medicaid programs, nursing facilities are subject to regulatory and licensing requirements of federal, state and local authorities. The operator of each nursing facility is licensed annually by the board of health or other applicable agency in each state. In granting and renewing licenses, regulatory agencies consider, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and nursing staff, the quality of care and continuing compliance with the laws and regulations relating to the operation of the facilities. State licensing of facilities is a prerequisite to certification under the Medicare and Medicaid programs. In the ordinary course of business, operators receive notices of deficiencies for failure to comply with various regulatory requirements and take appropriate corrective and preventive actions.

Failure to obtain licensure or loss of licensure would prevent a facility from operating. Failure to maintain certification in the Medicare and Medicaid programs would result in a loss of funding from those programs. Although accreditation is generally voluntary, loss of accreditation could result in a facility not meeting eligibility requirements to participate in various reimbursement programs. These events could adversely affect our company’s operations.

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

Skilled nursing facilities are regulated primarily through state licensing and federal certification criteria established by federal law enacted as part of the Omnibus Budget Reconciliation Act of 1987. Regulatory authorities and licensing standards vary from state to state, and in some instances from locality to locality. These standards are constantly reviewed and revised. Agencies periodically inspect facilities, at which time deficiencies may be identified. The facilities must correct these deficiencies as a condition to continued licensing or certification and participation in government reimbursement programs, and may receive sanctions for noncompliance. Depending on the nature of such deficiencies, remedies can be routine or costly, and sanctions can be modest or severe, up to revocation of a facility’s license or certification or closure of a facility. Similarly, compliance with regulations that cover a broad range of areas such as patient’s rights, staff training, quality of life and quality of resident care may increase facility start-up and operating costs.

Regulations Have Been Adopted to Eliminate Fraud and Abuse.    There are various federal and state laws prohibiting fraud by health care providers, including criminal provisions, which prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Violation of these federal provisions is a felony punishable by up to five years imprisonment and/or $25,000 fines. Civil provisions prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment. The penalties for such a violation are fines of not less than $5,500 nor more than $11,000, plus treble damages, for each claim filed.

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

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, we believe the law could initially bring about significant and, in some cases, costly changes. HHS has released two rules to date mandating the use of new standards with respect to certain health care transactions and health information. The first rule requires the use of uniform standards for common health care transactions, including health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits.

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

HHS finalized the new transaction standards on August 17, 2000, and covered entities will be required to comply with them by October 16, 2002. Congress passed legislation in December 2001, which delays for one year (October 16, 2003) the compliance date, but only for entities that submit a compliance plan to HHS by the original implementation deadline. We expect to be submitting our compliance plan no later than October 16, 2002 and expect to qualify for the delayed compliance date of October 16, 2003. The privacy standards were issued on December 28, 2000, and, after certain delays, became effective April 14, 2001, with a compliance date of April 14, 2003. The Bush Administration and Congress are taking a careful look at the existing regulations, but it is uncertain whether there will be additional changes to the privacy standards or their compliance date.

With respect to the security regulation, once they are issued in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with HIPAA include criminal and civil sanctions.

We cannot at this time estimate the cost of such compliance to our company, nor estimate the cost of compliance with standards that have not yet been finalized. The new and proposed health information standards are likely to have a significant effect on the manner in which we handle health data and communicate with payers. However, based on our current knowledge, we cannot currently estimate the cost of compliance or if there will be a material adverse effect on our business, financial condition or results of operations.

Congress Has Enacted Health Care Reform Measures.    The health care industry is facing various challenges, including increased government and private payer pressure on health care providers to control costs. The pressure to control health care costs intensified during 1994 and 1995 as a result of the national health care reform debate and continues as Congress attempts to slow the rate of growth of federal health care expenditures as part of its effort to balance the federal budget.

The Balanced Budget Act enacted significant changes to the Medicare and Medicaid programs designed to “modernize” payment and health care delivery systems while achieving substantial budgetary savings. In seeking to limit Medicare reimbursement for long term care services, Congress established the prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system. Skilled nursing facilities need to restructure their operations to accommodate the new Medicare prospective payment system reimbursement. In part because of the uncertainty as to the effect of the prospective payment system on skilled nursing facilities, in November 1998, Standard & Poor’s, an international rating agency that provides credit analysis and information through the rating of financial instruments, placed many skilled nursing facility companies on a “credit watch” because of the potential negative impact of the implementation of the prospective payment system on the financial condition of skilled nursing facilities, including the ability to make interest and principal payments on outstanding borrowings. In early March 1999, Standard & Poor’s lowered the ratings of several skilled nursing facility companies because of the impact of the implementation of the prospective payment system. Since that time, five publicly held operators of long-term care facilities have filed for reorganization under Chapter 11 of the federal bankruptcy laws. As of February 28, 2002, two of these operators have restructured their operations and/or debt and equity and emerged from bankruptcy. There can be no assurances given that 2002 and future years will not include additional bankruptcies of skilled nursing operators. The growing popularity of long-term care insurance and an aging population, should add to demand for nursing home services. While the Balance Budget Refinement Act and the Benefits Improvement and Protection Act of 2000 contain provisions to mitigate to a certain extent, the effects of the Balanced Budget Act, these changes may be insufficient to address the negative impact of the prospective payment system on some skilled nursing facilities and moreover, are scheduled to end in October 2002 and if Congress fails to act to extend these or enact comparable payment increases, skilled nursing facilities could experience significant losses in revenue.

In addition, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law, new interpretations of existing laws, or changes in payment methodology may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third party payers.

In light of forthcoming regulations and continuing state Medicaid program reform, no assurance can be given that the implementation of such regulations and reform will not have a material adverse effect on our financial condition or results of operations.

Our Company’s Facilities Rely on Experienced Labor.    The health care industry has experienced a shortage of experienced nurses and therapists to staff nursing operations in the past. Our company is currently experiencing a nursing and/or therapist shortage in certain nursing facilities where it competes with other operators for nursing and therapy personnel. A shortage of nursing or therapist personnel could cause us to pay higher salaries and employ higher cost temporary personnel that could adversely affect our operations.

Our Company Has Not Received its Medicare Provider Number for One of the Facilities it Operates.    All of our nursing facilities, except one, as of December 31, 2001, participate in the Medicare program. In order to bill and receive reimbursement for services provided under the Medicare program, we must obtain a provider number for each facility that participates in the program. Our company has completed an application for a Medicare provider number for one facility that has not yet received its provider number. The facility is not able to bill for Medicare services at this time. We believe the facility will receive its Medicare provider number and that we will be reimbursed for services provided under the Medicare program.

Our Company Leases the Facilities it Operates.    As of March 1, 2002, our company operates 23 facilities that are owned by LTC. The current leases for the nursing facilities owned by LTC are under individual six-year leases, which expire on December 31, 2007, with annual base rents for 2002, 2003, 2004, 2005, 2006 and 2007 of $3,000,000, $4,000,000, $4,750,000, $5,350,000, $5,900,000, and $6,500,000, respectively. The leases contain two five-year renewal options with increases of 2% annually. These leases have cross default provisions and a provision for acceleration should there be a change of control, as defined in the leases, of our company. Our company operates one other facility under a long-term operating lease, which expires in 2007. The economic performance of these facilities’ operations can be affected by many factors including governmental regulation, economic conditions, and demand for health care services. In the event our operations are adversely affected, we will continue to be liable for rent payments due under these leases.

Scheduled Debt Payments Could Adversely Affect Our Company’s Financial Condition.    We are subject to risks normally associated with debt financing, including the risks that it will be unable to refinance existing indebtedness (which will not have been fully amortized at maturity) and that the terms of refinancing will not be as favorable as the terms of existing indebtedness.

Our Company May Be Unable to Obtain External Sources of Capital.    Our company’s access to third party sources of capital depends upon a number of factors, including general market conditions and the market’s perception of its growth potential and its current and potential future earnings and cash distributions and the market price of the shares of its capital stock.

Certain of Our Company’s Executive Officers and Board Members are also Executive Officers and Board Members of LTC Properties.

•	Andre C. Dimitriadis, who is currently a Board Member and our Chairman and Chief Executive Officer serves in the same positions with LTC Properties;

•	Christopher T. Ishikawa, who is currently a Board Member and our President and Chief Operating Officer serves as Executive Vice President and Chief Investment Officer with LTC Properties;

•	Julia L. Kopta, who is currently our Executive Vice President and General Counsel serves in the same positions with LTC Properties;

•	Wendy L. Simpson, who is currently our Executive Vice President and Chief Financial Officer serves as Vice Chairman and Chief Financial Officer and Board Member of LTC Properties.

LTC is a real estate investment trust that invests primarily in long-term care through mortgage loans, facility lease transactions and other investments. The continued involvement in LTC by some of our executive officers and directors could divert management’s attention from its day-to-day operations.

Conflicts of Interest May Arise in Interpretations of Intercompany Agreements Between Our Company and LTC Properties    Our company and LTC entered into an intercompany agreement and an administrative services agreement on September 30, 1998. The administrative services agreement was suspended as of January 1, 2000.

Because LTC owned nonvoting common stock of our company (representing approximately 99% of the outstanding shares of our common stock) at the time the agreements were entered into, such agreements were not negotiated at arms-length and may have included terms, which are not as favorable as would have been derived from arms-length negotiations. Moreover, because our management is largely the same as LTC’s management, conflicts may arise with respect to the operation and effect of intercompany agreements and relationships, which could have an adverse effect on our company if not properly resolved. In February 2002, the independent members of our Board of Directors approved, in principle, a new Administrative Services Agreement with LTC. This agreement would terminate June 30, 2007 and provides that during its term, LTC will provide office space and certain management and administrative services to our company for a fee of approximately $1,000,000 per year beginning as of July 1, 2002. Overlapping members of the board of directors and senior management of both companies may be presented with conflicts of interest with respect to matters affecting our company and LTC, such as the determination of which company may take advantage of potential business opportunities, decisions concerning the business focus of each company, potential competition between the business activities conducted, or sought to be conducted, by such companies, possible corporate transactions (such as acquisitions and leasing of facilities), and other strategic decisions affecting the future of such companies.

Item 2.    PROPERTIES

The following table sets forth certain information regarding the nursing facilities operated by our company as of March 1, 2002:

State	Number of Facilities	Number of Licensed Beds
Georgia	4	362
Iowa	7	575
Kansas(1)	4	298
Texas	7	1,056
Virginia	2	323

TOTAL(2)(3)	24	2,614

(1)	One facility with 84 beds is a rehabilitation hospital.
(2)	One facility in Kansas is leased from an unrelated third party, the remaining 23 facilities are leased from LTC.
(3)
Additionally, we are operating two facilities in Illinois under a short-term operations transfer agreement with the new owner of these facilities until the new owner obtains regulatory approval and licensure. These facilities are not included in the total.

Item 3.    LEGAL PROCEEDINGS

From time to time, our company is a party to various claims and lawsuits arising in the ordinary course of business, which in management’s opinion, are not singularly or in the aggregate material to our results of operations of financial position.

Our company is subject to civil monetary penalties, admission restrictions and actions against the facilities’ licenses resulting from periodic surveys at our nursing facilities and facilities under management. Penalties of approximately $827,000 have been asserted and are unresolved as of December 31, 2001 and we have pursued adjustments and appeals of these assessments. Our policy is to accrue for these civil monetary penalties in the accounting period in which a loss is deemed to be probable and the amount is reasonably determinable, based on historical experience. At December 31, 2001, we accrued approximately $480,000 for these potential penalties. Our company also is taking action to cure deficiencies and pursuing relief from any admission restrictions and other administrative actions. It is the opinion of management that the ultimate resolution of these contingencies, to the extent not provided for, will not have a material effect on the financial condition of our company.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 6, 2002, our company held an Annual Meeting of Stockholders. At this meeting Mr. Andre C. Dimitriadis and Mr. Bary Bailey were each elected to terms of four years. Mr. Christopher T. Ishikawa was elected to a one-year term. Other current Board Members have the following remaining terms. Mr. John L. Mass, one year; Ms. Wendy L. Simpson and Mr. John A. Rice, two years each; and Mr. Andrew M. Kerr, three years. In March 2002, Mr. Darrell D. Struck, who had a remaining three year term, resigned from the Board.

There were 2,139,826 issued and outstanding shares of our company’s common stock eligible to vote as of December 10, 2001, the record date for this meeting.

The vote tabulation for members elected on February 6, 2002 was as follows:

Nominee	For	Withheld	Broker Non Votes
Andre C. Dimitriadis	1,940,200	81,774	0
Christopher T. Ishikawa	1,939,275	82,699	0
Bary Bailey	1,941,330	80,644	0

Also at this meeting the stockholders approved changing the name of our company from LTC Healthcare, Inc. to CLC Healthcare, Inc.

The vote on this proposal was:

Shares
For	2,002,420
Against	10,247
Abstain	9,307
Broker Non Votes	0

Item 4a.     EXECUTIVE OFFICERS

Name	Age	Position
Andre C. Dimitriadis	61	Chairman, Chief Executive Officer and Director
Christopher T. Ishikawa	38	President and Chief Operating Officer and Director
Andrew M. Kerr	41	Vice President, Controller and Director
Julia L. Kopta	52	Executive Vice President, General Counsel and Corporate Secretary
Wendy L. Simpson	52	Executive Vice President, Chief Financial Officer and Director

Andre C. Dimitriadis has been the Chairman, Chief Executive Officer and Director of our company since its formation in 1998. He was President from July 2000 to December 2001. Mr. Dimitriadis founded LTC Properties, Inc. (“LTC”) in 1992 and has been its Chairman and Chief Executive Officer since its inception. Mr. Dimitriadis is also a member of the Board of Magellan Health Services and Assisted Living Concepts, Inc.

Christopher T. Ishikawa has been the President since December 2001 and Executive Vice President and Chief Operating Officer from 1999 through November 2001 and a Director since 2000. From our company’s formation in 1998 until 1999, he also served as Senior Vice President and Chief Investment Officer. He has also served as LTC’s Executive Vice President and Chief Investment Officer since February 2001 and Senior Vice President and Chief Investment Officer since 1997. Prior to that, he served as Vice President and Treasurer of LTC since April 1995.

Andrew M. Kerr has been Vice President and Controller since October 2000. Prior to that, he served as Vice President and Corporate Controller for Specialty Healthcare Services from December 1997 through September 2000. Prior to joining Specialty Healthcare Services, Mr. Kerr was Regional Chief Financial Officer for Transitional Hospitals Corporation from August 1995 to November 1997. Mr. Kerr was elected to the Board in November 2001.

Julia L. Kopta has served as Executive Vice President, General Counsel and Corporate Secretary since February 2001 and served as Senior Vice President, General Counsel and Corporate Secretary since January 2000. She has also served LTC Properties as Executive Vice President, General Counsel and Secretary since February 2001 and served as Senior Vice President, General Counsel and Secretary from January 2000 through January 2001. Prior to that, she served as Special Counsel to the Chief Executive Officer of Coram Healthcare Corporation from September 1999 through November 1999. From October 1993 to October 1997, she served as Executive Vice President, General Counsel and Corporate Secretary of Transitional Hospitals Corporation.

Wendy L. Simpson has been the Executive Vice President and Chief Financial Officer of our company since July 2000 and was elected to the Board in November 2001. She served also as Vice Chairman of LTC since April 2000 and Vice Chairman and Chief Financial Officer since July 2000. Prior to that she was a financial advisor to Coram Healthcare Corporation from November 1999 through March 31, 2000. Ms. Simpson joined Coram as Executive Vice President and Chief Financial Officer in March 1998 and resigned in November 1999. Prior to joining Coram, Ms. Simpson was Executive Vice President, Chief Financial Officer, Chief Operating Officer and director of Transitional Hospitals Corporation from December 1994 to August 1997 and Senior Vice President and Chief Financial Officer from July 1994 to December 1994. Coram Healthcare commenced bankruptcy proceedings in August 2000. Ms. Simpson has been a Director of LTC since 1995.

Item 5.    MARKET FOR OUR COMPANY’S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

(a)
Our company’s common stock began trading on the Pacific Exchange (“PCX”) on October 1, 1998. Our stock was delisted and stopped trading on PCX effective February 1, 2001 because we no longer met the PCX Net Worth and Net Tangible Assets requirements. Our company’s common stock now trades on the OTC Bulletin Board under the symbol “CLCE”. Set forth below are the high and low reported sale prices for our common stock as reported on the PCX through January 2001 and the OTC Bulletin Board through December 31, 2001.

	Price Per Share
	High	Low
2001
First Quarter	$0.375	$0.375
Second Quarter	1.200	0.375
Third Quarter	1.010	0.550
Fourth Quarter	0.760	0.250
2000
First Quarter	$2.00	$1.0625
Second Quarter	1.25	0.875
Third Quarter	0.9375	0.50
Fourth Quarter	1.3125	0.0375

(b)	As of December 31, 2001, there were approximately 518 stockholders of record of our common stock.

(c)
We have not paid cash dividends on our common stock since its inception. We intend to retain all available funds for use in the operation, debt service requirements and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.    SELECTED FINANCIAL DATA

The following table summarizes our company’s results of operations for the years ended December 31, 2001, 2000, 1999 and for the period from inception (March 25, 1998) to December 31, 1998 and balance sheet information as of December 31, 2001, 2000, 1999 and 1998. At December 31, 2001, 2000 and 1999, we operated 26, 30 and 18 nursing facilities with a total of 2,764, 3,332 and 1,839 licensed beds, respectively. We began operating nursing facilities in September 1999. The following table of selected financial data should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K (dollars in thousands, except share and per share amounts).

				Period From Inception (March 25, 1998) through December 31, 1998
	Year Ended December 31,
	2001	2000	1999
Operating Information:
Revenues:
Net patient revenues	$89,058	$88,613	$11,713	$—
Rental income	3,560	4,571	6,692	2,172
Interest and other income	2,105	3,148	1,753	692

Total revenues	94,723	96,332	20,158	2,864

Costs and Expenses:
Salaries and benefits	66,912	60,136	8,295	—
Supplies	11,217	12,220	1,217	—
Rent—LTC	3,054	6,176	779	—
Interest on mortgages payable	2,753	3,726	4,014	1,133
Interest on line of credit—LTC	1,806	1,713	1,514	711
Depreciation	1,855	1,621	1,885	586
Minority interest	343	343	343	86
Provision for bad debts	2,540	5,346	313	—
Medicare settlement related to prior operator	1,963	—	—	—
Impairment charge	5,506	—	—	—
Other operating and administrative	20,234	20,933	6,121	467

Total costs and expenses	118,183	112,214	24,481	2,983

Operating loss	(23,460)	(15,882)	(4,323)	(119)
Forgiveness of rent and interest due to LTC, net	496	—	—	—
Gain on exchange of debt and equity securities	775	—	—	—
Loss on sale of LTC common stock	(521)	—	—	—
Gain on sale of available-for-sale securities	2,700	—	—	—
Gain on sale of real estate properties	11,679	10,487	591	—
Write down of investments	—	(2,079)	—	—

Loss before provision for income taxes	(8,331)	(7,474)	(3,723)	(119)
Provision for income taxes	—	—	—	—

Net loss	$(8,331)	$(7,474)	$(3,723)	$(119)

Weighted Average Shares Outstanding	1,999,578	2,195,592	2,696,691	3,184,832

Per share Information:
Basic and diluted net loss	$(4.17)	$(3.40)	$(1.38)	$(0.04)

	December 31,
	2001	2000	1999	1998
Balance Sheet Information:
Total assets	$20,153	$63,589	$66,374	$77,244
Total debt	$12,342	$49,859	$53,861	$63,055
Total liabilities	$32,602	$64,612	$60,457	$63,996
Minority interest	$—	$3,518	$3,518	$3,461
Total stockholders’ (deficit) equity	$(12,449)	$(4,541)	$2,399	$9,787

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2001 compared to the Year Ended December 31, 2000

Total revenues for 2001 decreased to $94,723,000 from $96,332,000 for 2000. Patient revenues from the operation of nursing facilities increased to $89,058,000 in 2001 from $88,613,000 in 2000. The rental income decreased $1,011,000 as result of lost rental income due to the sale of two assisted living facilities in September 2000. The interest and other income decreased from $3,148,000 in 2000 to $2,105,000 in 2001. Our company received sales commissions of approximately $1,600,000 from LTC, which are included in interest and other income for 2000 and we received no sales commissions in 2001. We formed an ancillary services company in 2001 and $1,331,000 of revenue was realized and recorded in other income in 2001. We recorded interest income related to the Regent convertible debentures of $478,000 and $643,000 in 2001 and 2000, respectively. Our company ceased recording interest income and accretion related to the Regent convertible debentures in June 2001 and sold the debentures to LTC in December 2001. Our company recorded interest income related to the ALC convertible debentures of $85,000 and $292,000 in 2001 and 2000, respectively. We ceased recording interest income and accretion related to the ALC convertible debentures in June 2001 and exchanged the debentures for new Senior Secured and Junior Secured notes pursuant to ALC’s approved bankruptcy plan. See Item 8. – FINANCIAL STATEMENTS – Note 6. Debt and Equity Securities.

Salaries and benefits for 2001 increased to $66,912,000 from $60,136,000 in 2000. The salaries and benefits related to the operations of the nursing facilities were $62,663,000 and $58,438,000 in 2001 and 2000, respectively. In 2001, we replaced contract therapy staffing with in-house personnel, which resulted in an increase of $1,929,000 in salaries and benefits. The salaries and benefits related to the corporate and regional overhead were $4,546,000 and $2,849,000 in 2001 and 2000, respectively. In 2001, our company added corporate and regional personnel in the areas of risk management, human resources, finance, dietary, marketing and nursing.

Supplies expense for 2001 decreased to $11,217,000 from $12,220,000 for 2000. The decrease in 2001 is the result of additional nursing facilities operating in 2000 as compared to 2001.

As of December 31, 2001 and 2000, 24 and 27 of the nursing facilities operated by our company were leased from LTC. In 2001 we incurred rent expense of $3,054,000 for facilities leased from LTC. This rent was forgiven by LTC. In 2000, we incurred $6,176,000 in rent expense under operating leases with LTC. See Item 8. — FINANCIAL STATEMENTS – Note 3. Transactions with LTC Properties.

Interest on mortgages payable were $2,753,000 and $3,726,000 for 2001 and 2000, respectively. Our company sold two nursing facilities in September 2000, which reduced $13,700,000 of mortgages payable with a blended interest rate of 9.25% as compared to 2001.

Interest on the line of credit from LTC for 2001 and 2000 was $1,806,000 and $1,713,000. LTC forgave $1,347,000 of accrued and unpaid interest in 2001. See Item 8. – FINANCIAL STATEMENTS – Note 3. Transactions with LTC Properties.

Depreciation expense increased to $1,855,000 in 2001 from $1,621,000 in 2000. The depreciation expense for real estate properties decreased $255,000 in 2001, as a result of the sale of two nursing facilities in September 2000. Our depreciation expense for the furniture, fixture and equipment utilized in operating the nursing facilities increased to $574,000 in 2001 from $150,000 in 2000.

The provision for bad debts in 2001 and 2000 was $2,540,000 and $5,346,000, respectively. In 2000, the effects of our transitioning nursing facilities from prior owners, and billing and collection difficulties resulting from regulatory delays in processing of changes in ownership, resulted in the increased expense.

During 2001, our company received a notice from the Intermediary for one of our Kansas facilities that the prior owner had not filed an appropriately documented cost report for 1998. This prior owner filed for bankruptcy and is no longer operating. The Intermediary required a repayment of $1,963,000 for reimbursement during that cost reporting period. Absent receiving full payment, the Intermediary would have begun withholding reimbursement on patients currently in the facility and possibly recommend that our Medicare license for that facility be terminated. We agreed to make periodic payments for this cost report period and we have endeavored to locate records and are working with the Intermediary to adequately support the cost report However, until this cost report is reviewed and accepted, we have recorded as an expense the entire $1,963,000 assessed by the Intermediary. All or some portion of that expense may be reversed in the future depending on the outcome of the Intermediary’s review of the filed cost report.

Our company recorded $236,000 in impairment charges for furniture and equipment at nursing facilities no longer operated by us. Additionally, we recorded impairment charges of $3,400,000 and $1,870,000, respectively related to our estimate of the market value of Regent convertible debentures and ALC convertible debentures. See Item 8.—FINANCIAL STATEMENTS–Note 6. Debt and Equity Securities.

Other operating and administrative expenses for 2001 and 2000 were $20,234,000 and $20,933.000, respectively. In 2000, we utilized outside contract therapy staffing in the amount of $1,929,000, which was replaced with in-house staff in 2001. In 2001, we recorded $2,581,000 more in professional liability insurance expense primarily related to our self-insuring for professional liability risks in Texas and Florida. As of August 2001, we no longer operate in Florida.

As a result of Holdings’ agreement to purchase from LTC the right to receive 1,238,076 shares of ALC common stock for the Note in the face amount of $7,000,000, we recognized a fair value adjustment of $3,905,000 as an offset to LTC’s rent and interest forgiveness of $4,401,000. See Item 8 – FINANCIAL STATEMENTS – Note 3 – Transactions with LTC Properties and Note 6 – Debt and Equity Securities.

As a result of ALC’s bankruptcy plan, we received $1,382,000 of ALC’s new Senior Secured Notes bearing interest at 10.0% per annum, payable semi-annually in arrears; $524,000 of new Junior Secured Notes bearing interest payable in additional new Junior Secured Notes for three years at 8.0% per annum and thereafter payable in cash at 12.0% per annum, payable semi-annually in arrears and 214,250 shares of ALC common stock. Additionally we received 468 shares of ALC’s new common stock in exchange for the 30,847 shares of ALC common stock we owned when they filed for bankruptcy. We recognized a gain on the exchange of ALC subordinated debentures of $784,000 and loss on the exchange of common stock of $9,000.

In 2001, as a part of the LTC’s tender offer, we sold all 294,800 shares of LTC’s common stock for $1,695,000 and recognized a loss on the sale of $521,000. Approximately $1,650,000 of the proceeds of the sale were applied to reduce total indebtedness due to LTC.

During 2001, we entered into a Securities Purchase Agreement with LTC pursuant to which we sold $8,500,000 face value of 7.5% convertible subordinated debentures of Regent for a sales price of $7,800,000. Our company had a carrying value of the debentures, after the impairment charge of $3,400,000 mentioned above, of $5,100,000 and recognized a gain on the sale of $2,700,000. The proceeds of $7,800,000 were applied to reduce total indebtedness due to LTC.

In 2001, we entered into an agreement to sell to LTC six skilled nursing facilities and four assisted living facilities. The total sale price was $45,860,000 subject to mortgage debt of approximately $33,062,000 and minority interest of approximately $3,518,000. Our company recognized a gain on the sale of the real estate properties of $11,679,000 and proceeds of $9,285,000 were applied to reduce total indebtedness due to LTC. Two of the facilities sold to LTC were owned and operated by us. The remaining eight facilities had been leased to third party operators and had rents of approximately $3,600,000 in 2001.

No benefit for income taxes was recorded in 2001 or 2000 since we believe that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carry forwards.

Year Ended December 31, 2000 compared to the Year Ended December 31, 1999

At December 31, 2000 our company operated 30 nursing facilities with a total of 3,332 licensed beds and owned four nursing and four assisted living facilities that were leased to third party operators. At December 31, 1999, we operated 18 nursing facilities with a total of 1,839 licensed beds and owned six nursing and four assisted living facilities that were leased to third party operators.

Total revenues for 2000 increased to $96,332,000 from $20,158,000 for 1999. Patient revenues from the operation of nursing facilities in 2000 contributed $76,174,000 to the increase in total revenues. The increase in 2000 relates to the commencement of operations of additional nursing facilities in 2000 and a full year of operations for nursing facilities operated as of December 31, 1999. Increased interest and other income contributed $1,395,000 to the increase in total revenues. Our company received sales commissions of approximately $1,600,000 from LTC, which are included in interest and other income for 2000. The rental income decrease of $2,121,000 in 2000 primarily resulted from lost rental income due to the sale of two assisted living facilities in 1999 of approximately $1,200,000 and lost rental income due to the sale of two nursing facilities in September 2000 of approximately $500,000.

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

As of December 31, 2000, 27 of the facilities operated by us were leased from LTC. We incurred rent expense of $6,176,000 under operating leases with LTC. As of December 31, 1999, 17 of the facilities operated by us were leased from LTC properties and we incurred rent expense of $779,000 under the operating leases with LTC.

The decrease in interest on mortgage loans of $288,000 is due to the exclusion of interest expense during the year on mortgage loans eliminated by our sale of two nursing facilities in September 2000. Interest on the line of credit with LTC increased to $1,713,000 due to outstanding borrowings under the line during the year.

The decrease of $264,000 in depreciation expense is primarily due to the exclusion of the depreciation related to two assisted living facilities sold in 1999.

The provision for bad debts for 2000 increased to $5,346,000 from $313,000 for 1999. The increased patient revenues, the effects of our company transitioning nursing facilities from prior owners, and billing and collection difficulties resulting from regulatory delays in processing of changes in ownership, resulted in the increased expense.

Corporate general and administrative and management advisory services were provided to our company by LTC under the terms of an administrative services agreement. The administrative services agreement was cancelled effective January 1, 2000. We reimbursed LTC $740,000 in 1999 for services provided under the administrative services agreement. The administrative services fee is included in other operating and administrative expenses in 1999. The remaining increase in other operating and administrative costs in 2000 is the result of the increase in the number of nursing facilities operated by us as well as the staffing of the corporate office operating and administrative functions.

In 2000, our company sold 100% of the common stock of Coronado Corporation (“Coronado”) and Park Villa Corporation (“Park Villa”) to LTC for a total purchase price of $19,200,000, which was based on independent appraisals. Coronado and Park Villa were owned properties subject to mortgage debt, leased to other operators. As a result of the sales, we eliminated approximately $13,700,000 of mortgage debt, satisfied approximately $5,300,000 in obligations to LTC and recognized a gain on sale of $10,487,000.

During 1999, we sold to LTC 100% of the stock of a subsidiary that owns two assisted living facilities leased to a third-party operator for total proceeds of $16,050,000, which equaled the our initial cost basis in the properties. A gain of approximately $591,000 was realized on the sale.

In 1998, we made investments in the common stock of LTC and Assisted Living Concepts, Inc. During the fourth quarter of 2000, we recorded a reserve of $2,079,000 recognizing a decline in value considered to be other than temporary.

No benefit for income taxes was recorded in 2000 or 1999 since we believe that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carryforwards.

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition.    We have agreements with third-party payors that provide for payments to our nursing facilities. These payment arrangements may be based upon prospective rates, fee schedules, reimbursable costs established charges, discounted charges or per diem payments. Net patient service revenue is reported at the estimated net realizable amounts from Medicaid, Medicare, other third-party payors and individual residents for services rendered. Retroactive adjustments that are likely to result from future examinations by third-party payors are accrued on an estimated basis in the period related services are rendered and adjusted as necessary in future periods based upon final settlements.

A summary of the revenue by payor types is as follows (in thousands):

	Year ended December 31,
	2001	2000	1999
Medicaid	$57,189	$56,988	$8,298
Medicare	18,072	17,006	1,365
Private	9,232	9,450	1,930
Insurance and other	4,565	5,169	120

	$89,058	$88,613	$11,713

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Our company believes that we are in compliance with all applicable laws and regulations. Compliance with such laws and regulations is subject to government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Collectibility of accounts receivable.    Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual residents. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion of all of a particular account will not be collected.

In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payer type, the status of ongoing disputes with third-party payors and general industry conditions. Actual collections of accounts receivable in subsequent periods may require changes in the estimated provisions for loss. Changes in these estimated amounts are charged or credited to the results of operations in the period of the change.

The provision for doubtful accounts totaled $2,540,000 and $5,346,000 for 2001 and 2000, respectively.

Allowance for insurance risks.    We self-insure our professional liability risks for the nursing facilities located in the state of Texas and previously for the nursing facilities located in the state of Florida. We no longer operate in Florida. Provisions for loss for these risks is based on independent actuarially determined estimates. The allowance for professional liability risks includes an amount determined for reported claims and an amount based on past experiences, for losses incurred but not reported. These liabilities are necessarily based on estimates and, while management believes the provision for the loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. The methods used in determining these liabilities are continually reviewed and any adjustments are currently reflected in the earnings.

The provision for self-insured professional liability risks was $3,906,000 for 2001. In 2000 we carried professional liability insurance for the nursing facilities in Texas and Florida.

Investments in Unconsolidated Subsidiary.    We account for investments in unconsolidated subsidiaries in accordance with APB No. 18. “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). APB 18 provides that “under the equity method, the original investment is recorded at cost and is adjusted periodically to recognize the investor’s share of earnings or losses after the date of acquisition. Dividends received reduce the basis of the investment.” Additionally, APB 18 provides that “loss in value of an investment which is other than a temporary decline should be recognized” and “continuing operating losses from the investment may indicate the need for an adjustment in the basis of the investment in excess of those recognized by the application of the equity method.”

ALC is subject to the periodic reporting requirements of the Securities and Exchange Commission.

As of the date of this filing, we do not have any financial information of ALC as of December 31, 2001. Any historical information would not include significant adjustments ALC will be recording to reflect “fresh start accounting” as a result of ALC’s emergence from bankruptcy. We do not believe that the exclusion of this summary historical financial information is critical to the understanding of the operations and financial position of our company as of December 31, 2001, in light of the fact that ALC only emerged from bankruptcy as of 12:01 a.m. on January 1, 2002.

Our company’s ownership of 1,452,794 shares of ALC’s common stock represents 22.35% of ALC’s total common stock outstanding. This investment is accounted for under the provisions of APB 18.

Liquidity and Capital Resources

Historically our company has leased the majority of its nursing facilities from LTC. Over the years we have assumed operations of facilities whose prior operators experienced financial difficulties to such extents that they were not able to comply with their financial and other obligations under leases or mortgages with LTC. We attempted to improve operations of all of these facilities; however, since inception of our company, LTC and we have agreed to close 10 nursing facilities operated by us. These facilities were all utilizers of our liquidity and were a primary reason our total indebtedness to LTC increased.

At January 1, 2001, our company owed $945,000; $2,132,000 and $16,582,000, respectively to LTC for accrued interest, accrued rent and the outstanding balance on the line of credit explained below.

LTC has provided us with a $20,000,000 secured line of credit that bears interest at an annual rate of 10% and matures April 1, 2008. Under the terms of LTC’s Senior Secured Revolving Line of Credit, LTC is permitted to loan us up to $25,000,000. Our company and LTC have not increased the $20,000,000 unsecured line of credit between the companies. Should any such amendment be proposed, it would need approval of the independent Board members of each company’s board. There can be no assurance that such an increase in the line would be offered, at what terms it may be offered and if offered, approved by our independent Board members.

During 2001, our company drew an additional $5,537,000 and repaid $1,650,000 under the line of credit. The repayments were generated when we tendered to LTC 294,800 shares of their common stock in LTC’s October 2001 tender offer. We used $1,650,000 of the proceeds from the tender to reduce total indebtedness due to LTC. We recognized a loss on the sale of LTC common stock of $521,000.

During 2001, LTC provided us with approximately $1,398,000 of funds to compensate us for costs of operating certain facilities during close-down periods. This amount was applied against total indebtedness due to LTC.

Operationally, during 2001, we accrued $3,054,000 in rent expense for leases with LTC and $1,784,000 of interest expense for the line of credit. We made one interest payment during 2001 of $159,000.

On November 21, 2001, we entered into a Securities Purchase Agreement with LTC pursuant to which we sold to LTC 7.5% convertible subordinated debentures of Regent with a face value of $8,500,000 for a purchase price of $7,800,000. We had a carrying value of the debentures, after an impairment charge, explained below, of $5,400,000 and recognized a gain on sale of $2,700,000. The sales price of $7,800,000 was applied to reduce total indebtedness due to LTC.

On December 20, 2001, our company entered into an agreement to sell to LTC six skilled nursing facilities and four assisted living facilities. The total sale price was $45,860,000 subject to mortgage debt of approximately $33,062,000 and minority interest of approximately $3,518,000. We recognized a gain on the sale of approximately $11,679,000 and the proceeds of $9,285,000 were applied to reduce total indebtedness due to LTC.

As a result of Holdings’ agreement to purchase from LTC the right to receive 1,238,076 shares of ALC common stock for the Note in the face amount of $7,000,000, we recognized a non-cash charge of $3,905,000. This charge was offset to the LTC forgiveness of $4,401,000 in accrued interest and rent on the consolidated statements of operations. See Item 8 – FINANCIAL STATEMENTS – Note 3 – Transactions with LTC Properties and Note 6 – Debt and Equity Securities.

Subsequent to December 31, 2001, we have paid $611,000 and drawn $704,000 under the line of credit.

We are currently operating 23 facilities leased from LTC and three leased from other owners. Beginning in the second quarter of 2002, we expect to be operating two facilities, which we have acquired in a deed in lieu transaction. See Item 8. – FINANCIAL STATEMENTS – Note 3. Transactions with LTC Properties. We consider these to be our company’s “core” facilities and expect that with our management attention focused only on these facilities we will be able to further improve their operations and the results of operations for our company in the future. See Item 1 – BUSINESS – Business Risk Factors.

Net cash used in operating activities for the year ended December 31, 2001 was $3,320,000.

During 2001, we recorded impairment charges of $1,870,000 and $3,400,000, respectively related to the write-down to estimated net realizable value of our investments in the convertible debentures of ALC and Regent. See Item 8. FINANCIAL STATEMENTS – Note 6. Debt and Equity Securities. Additionally, we recognized an impairment charge of $236,000 for furniture and equipment at nursing facilities no longer operated by our company.

Our company accounts payable increased in 2001 by $3,592,000, due to re-negotiated payments terms with large national vendors and suppliers and increased cash management efficiencies.

Accrued liabilities increased by $5,646,000 in 2001, primarily due to the provision for self-insurance professional liability risks of $3,906,000 and the balance of a short-term note payable for the Medicare repayment plan related to the prior operator of $1,286,000.

Net cash used by investing activities for the year ended December 31, 2001 was $28,000.

In November 2001 we purchased $2,715,000 face amount of ALC 5.625% convertible subordinated debentures for $939,000. This brought our total face value of investments in ALC convertible debentures to $5,160,000 and the book value, after impairment charges to $740,000. As a result of ALC’s bankruptcy plan we received $1,382,000 of ALC’s new Senior Secured Notes bearing interest at 10.0% per annum, payable semi-annually in arrears and $524,000 of new Junior Secured Notes bearing interest payable in additional Junior Secured Notes for 3 years at 8.0% per annum and thereafter payable in cash at 12.0% per annum, payable semi-annually in arrears. At December 31, 2001 we recorded these Notes at $1,175,000 for the Senior Secured and $340,000 for the Junior Secured. The value was based on recent quotes from a broker, who trades in these securities. We recorded a gain of $784,000 on the exchange of these securities and a loss on the exchange of ALC common stock of $9,000.

In January 2001 we received $560,000 for LTC convertible debentures we owned when LTC redeemed the 8.5% convertible debentures at their maturity.

Also during 2001, our company purchased for 100,700 shares of LTC common stock for $511,000, on the open market. These shares, along with 194,100 already owned were tendered to LTC as explained above.

The purchase of $833,000 of equipment for the year ended December 31, 2001 was related primarily to the purchase of equipment and computer software associated with our management of the nursing facilities operations.

Net cash provided in financing activities for the year ended December 31, 2001 was $3,244,000.

Payments of $444,000 were made on notes and mortgages loans for the year ended December 31, 2001. As a result of the sale of the six nursing homes and four assisted livings facilities to LTC explained above, our company will have no cash flow from these mortgages in 2002.

During 2001, we purchased from LTC 191,200 shares of our common stock for an aggregate purchase price of $247,000. See Item 8. FINANCIAL STATEMENTS – Note 3. Transactions with LTC Properties.

Our company anticipates that cash flow from operations and borrowings under its line of credit will be adequate to meet our short-term liquidity requirements. The ability of our company to satisfy our long term liquidity requirements will be dependent upon our future performance, which will be subject to prevailing economic conditions and to financial, business, economic and other factors beyond our control. There can be no assurance that future healthcare legislation or other efforts by governmental and private payors to reduce healthcare costs will not have a material adverse effect on our results of operations, liquidity and financial position. Currently, our company has no other external sources of financing and we have not received any other commitment with respect to any funds needed in the future. We do not know when we could expect to be able to access capital markets or to seek other financing and there can be no assurance that it will be able to do so at all or in amounts or on terms acceptable to our company.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Readers are cautioned that statements contained in this section “Quantitative and Qualitative Disclosures About Market Risk” are forward looking and should be read in conjunction with the disclosure under the heading “Statement Regarding Forward Looking Disclosure” set forth above.

Our company is exposed to market risks associated with fluctuations in interest rates on its debt and investments in debt securities and fluctuations in equity prices on its investment in equity and debt securities. These market risks are sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. Our company does not use interest rate contracts or other types of derivative financial instruments.

All of our investments in debt securities at December 31, 2001, have fixed interest rates. Changes in interest rates generally impact the fair value, but not future earnings or cash flows of investments in debt and equity securities and fixed rate debt.

At December 31, 2001, the balance outstanding under our line of credit with LTC, which expires April 1, 2008, is $5,342,000. This line of credit has a fixed interest rate of 10%.

At December 31, 2001, based on quoted market values, interest rates for comparable securities and estimates made by management, the fair value of our investment in debt and equity securities was $5,254,000. Our company does not believe that the future market risks associated with its investments in debt and equity securities will have a material impact on our company or our future operations.

REPORT OF ERNST & YOUN G LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
CLC Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of CLC Healthcare, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed at Item 14(c). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CLC Healthcare, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/	ERNST & YOUNG LLP

Dallas, Texas
March 12, 2002

CLC HEAL THCARE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$539	$643
Accounts receivable, net of allowance for doubtful accounts: 2001 – $6,603; 2000 – $5,682	9,789	10,502
Prepaid expenses and other current assets	1,759	1,736

Total current assets	12,087	12,881
Property and Equipment:
Buildings, improvements and equipment	3,355	40,968
Land	—	1,669
Accumulated depreciation	(786)	(4,629)

Property and equipment, net	2,569	38,008
Other Assets:
Equity securities	—	701
Investment in unconsolidated subsidiary	3,739	—
Debt securities	1,515	11,697
Other	243	302

Total other assets	5,497	12,700

Total assets	$20,153	$63,589

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$7,417	$3,825
Accrued salaries and benefits	3,819	3,972
Deposits from residents	486	575
Current portion of mortgage loans payable	—	444
Other accrued liabilities	8,538	6,381

Total current liabilities	20,260	15,197
Mortgage Loans Payable	—	32,833
Note Payable—LTC Properties	7,000
Line of Credit from LTC Properties	5,342	16,582
Minority Interest	—	3,518
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock $0.01 par value; 10,000,000 shares authorized	—	—
Common stock $0.01 par value; 40,000,000 shares authorized;
shares issued: 2001 – 3,335,882; 2000 – 3,335,882	33	33
Capital in excess of par value	10,224	10,224
Treasury stock: shares 2001 – 1,196,056; 2000 – 1,397,356	(2,643)	(2,654)
Unearned stock compensation	(211)	—
Accumulated deficit	(19,461)	(11,325)
Accumulated comprehensive loss	(391)	(819)

Total stockholders’ deficit	(12,449)	(4,541)

Total liabilities and stockholders’ deficit	$20,153	$63,589

See accompanying notes

CLC HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2001	2000	1999
Revenues:
Net patient revenues	$89,058	$88,613	$11,713
Rental income	3,560	4,571	6,692
Interest and other income	2,105	3,148	1,753

Total revenues	94,723	96,332	20,158

Costs and Expenses:
Salaries and benefits	66,912	60,136	8,295
Supplies	11,217	12,220	1,217
Rent – LTC	3,054	6,176	779
Interest on mortgages payable	2,753	3,726	4,014
Interest expense on line of credit from LTC	1,806	1,713	1,514
Depreciation	1,855	1,621	1,885
Minority interest	343	343	343
Provision for bad debts	2,540	5,346	313
Medicare settlement charge related to prior operator	1,963	—	—
Impairment charge	5,506	—	—
Other operating and administrative	20,234	20,933	6,121

Total costs and expenses	118,183	112,214	24,481

Operating loss	(23,460)	(15,882)	(4,323)
Forgiveness of rent and interest due to LTC	496
Gain on exchange of debt and equity securities	775	—	—
Loss on sale of LTC common stock	(521)
Gain on sale of available-for-sale securities	2,700	—	—
Gain on sale of real estate properties	11,679	10,487	591
Write down of investments	—	(2,079)	—

Loss before provision for income taxes	(8,331)	(7,474)	(3,732)
Provision for income taxes	—	—	—

Net loss	$(8,331)	$(7,474)	$(7,732)

Weighted Average Shares Outstanding	1,999,578	2,195,592	2,696,691

Net Loss Per Common Share:
Basic and diluted net loss per share	$(4.17)	$(3.40)	$(1.38)

See accompanying notes

CLC HEAL THCARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock	Capital in Excess of Par	Treasury Stock	Unearned Stock Compensation	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total
Balance—December 31, 1998	$33	$10,224	$(384)	$—	$(119)	$33	$9,787
Repurchase of 730,506 shares	—	—	(1,728)	—	—	—	(1,728)
Unrealized loss on available-for-sale Securities	—	—	—	—	—	(1,928)	(1,928)
Net loss	—	—	—	—	(3,732)	—	(3,732)

Comprehensive loss	—	—	—	—	—	—	(5,660)

Balance—December 31, 1999	33	10,224	(2,112)	—	(3,851)	(1,895)	2,399

Repurchase of 515,800 shares	—	—	(542)	—	—	—	(542)
Adjustment for write down of investments	—	—	—	—	—	1,076	1,076
Net loss	—	—	—	—	(7,474)	—	(7,474)

Comprehensive loss	—	—	—	—	—	—	(6,398)

Balance—December 31, 2000	33	10,224	(2,654)	—	(11,325)	(819)	(4,541)

Repurchase 191,200 shares	—	—	(246)	—	—	—	(246)
Issue 392,500 shares of restricted stock	—	—	257	(211)	—	—	46
Unrealized loss on available-for-sale securities	—	—	—	—	—	623	623
Comprehensive loss adjustment	—	—	—	—	195	(195)	—
Net loss	—	—	—	—	(8,331)	—	(8,331)

Comprehensive loss	—	—	—	—	—	—	(7,708)

Balance—December 31, 2001	$33	$10,224	$(2,643)	$(211)	$(19,461)	$(391)	$(12,449)

See accompanying notes

CLC HEAL THCARE, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2001	2000	1999

OPERATING ACTIVITIES:
Net loss	$(8,331)	$(7,474)	$(3,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,855	1,621	1,885
Non-cash impairment charge	5,506	—	—
Other non-cash items	3,929	(154)	197
Operating loss funding from LTC Properties	(1,398)	—	—
Gain on sale of available-for-sale securities	(2,700)	—	—
Gain on exchange debt and equity securities	(775)	—	—
Gain on sale of real estate properties	(11,679)	(10,487)	(591)
Loss on sale of LTC Properties stock	521	—	—
Write down of investments	—	2,079	—
Decrease (increase) in accounts receivable, net	713	(2,751)	—
Decrease (increase) in prepaid expenses and other assets	(46)	3,366	(565)
Increase in accounts payable	3,592	2,268	1,549
(Decrease) increase in accrued salaries and benefits	(153)	2,700	1,272
Increase in accrued expenses and other liabilities	5,646	2,318	3,388

Net cash used in operating activities	(3,320)	(6,514)	(2,728)
INVESTING ACTIVITIES:
Investment in convertible subordinated debentures	(939)	—	—
Proceeds from sale of LTC Properties stock	1,695	—	—
Purchase of LTC Properties common stock	(511)	—	—
Purchase of LTC Properties convertible subordinated debentures	—	(521)	—
Property and equipment additions	(833)	(2,742)	—
Proceeds from redemption of LTC Properties convertible subordinated debentures	560	—	—
Payment on note receivable	—	500	—
Proceeds from sale of property and equipment	—	—	16,050
Other	—	22	(644)

Net cash provided by (used in) investing activities	(28)	(2,741)	15,406

FINANCING ACTIVITIES:
Advances under line of credit from LTC Properties	5,537	14,753	13,336
Payments on line of credit from LTC Properties	(1,650)	(3,540)	(23,527)
Principal payments on mortgage loans payable	(444)	(1,197)	—
Repurchase of common stock	(246)	(542)	(1,728)
Issuance of restricted common stock	47	—	—
Other	—	—	(773)

Net cash provided by (used in) financing activities	3,244	9,474	(13,266)

Increase (decrease) in cash and cash equivalents	(104)	219	(588)
Cash and cash equivalents, beginning of year	643	424	1,012

Cash and cash equivalents, end of year	$539	$643	$424

CLC HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,
	2001	2000	1999
Supplemental disclosure of cash flow information:
Interest paid	$5,704	$3,664	$5,309
Non-cash investing and financing activities:
Assumption of mortgage loan relating to acquisition of property and equipment	$—	$—	$1,571
Non-cash acquisition of working capital	—	581	—
Increase in investment in unconsolidated subsidiary	3,739	—	—
Increase in notes payable to LTC Properties	7,000	—	—
Reduction of accrued interest utilizing line of credit from LTC Properties	1,223	—	—
Reduction of accrued rent utilizing line of credit from LTC Properties	2,132	—	—
Reduction of mortgage loan payables from sale of real estate properties	33,062	13,696	—
Reduction of line of credit from LTC Properties from sale of convertible debentures	7,800	—	—
Reduction of line of credit from LTC Properties from sale of real estate properties	9,285	5,347	—

See accompanying notes

CLC HEALT HCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

On February 6, 2002, the stockholders approved changing the name of the Company to CLC Healthcare, Inc. (the “Company”) from LTC Healthcare, Inc. The Company is a Nevada corporation and was incorporated on March 20, 1998 and began operations on March 25, 1998. The Company was originally a preferred stock subsidiary of LTC Properties, Inc. (“LTC”), a real estate investment trust. On September 30, 1998, concurrently with the conversion of all shares of Company non-voting common stock held by LTC into voting common stock of the Company, LTC completed the spin-off of Company common stock through a taxable dividend to holders of LTC common stock, convertible subordinated debentures and Series C Preferred Stock (the “Distribution”). Upon completion of the Distribution, the Company began operating as a separate public company. LTC is subject to the reporting obligations of the Securities and Exchange Commission. See “Note 3.—Transactions with LTC “ for additional information.

The principal business of the Company is providing long-term healthcare services through the operation of nursing facilities. At December 31, 2001, the Company operated 26 nursing facilities with 2,764 licensed beds. In February 2002, LTC sold two skilled nursing facilities in Illinois to an unrelated third party. Our company will continue to operate these facilities under a short-term operations transfer agreement until the new owner obtains a license and regulatory approval. The facilities leased and operated by the Company are located in five states (Georgia, Iowa, Kansas, Texas and Virginia) and are collectively referred to herein as nursing facilities.

The Company believes that the margins of its nursing operations can be improved through direct management by the Company of the operations of the nursing facilities and by increasing patient census. The Company’s strategy is to improve patient census while providing comprehensive quality services to the residents of its nursing facilities within the reimbursement constraints imposed by third party payors.

The Company anticipates that cash flow from operations and borrowings under its line of credit will be adequate to meet its short-term liquidity requirements. The ability of the Company to satisfy its long term liquidity requirements will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business, economic and other factors beyond the Company’s control. There can be no assurance that future healthcare legislation or other efforts by governmental and private payors to reduce healthcare costs will not have a material adverse effect on the Company’s results of operations, liquidity and financial position. Certain of the increases in Medicare reimbursement for skilled nursing facilities provided for under the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act will sunset in October 2002. Unless Congress enacts additional legislation, the loss of revenue associated with this occurrence could have a material adverse effect on the Company. While the Company is hopeful that Congress will act in a timely fashion, no assurances can be given as to whether Congress will take action, the timing of any action, or the form of any relief enacted.

Currently, the Company has no other external sources of financing and the Company has not received any other commitment with respect to any funds needed in the future. The Company does not know when it could expect to be able to access capital markets or to seek other financing and there can be no assurance that it will be able to do so at all or in amounts or on terms acceptable to the Company. All of the Company’s assets are currently pledged as security under the line of credit with and the note payable to LTC.

2.    Summary of Significant Accounting Policies

Principles of Consolidation.    The consolidated financial statements include accounts of the Company, its subsidiaries and majority-owned partnerships. Significant intercompany accounts and transactions have been eliminated in consolidation.

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basis of Presentation.    The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2001, the Company no longer had any controlled partnerships.

Use of Estimates.    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents.    Cash and cash equivalents consist of highly liquid investments with an initial maturity of three months or less and are stated at cost, which approximates market. At December 31, 2001 and 2000, cash and cash equivalents included deposits from residents of $486,000 and $575,000, respectively.

Collectibility of Accounts Receivable.    Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual residents. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion of all of a particular account will not be collected.

In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payer type, the status of ongoing disputes with third-party payors and general industry conditions. Actual collections of accounts receivable in subsequent periods may require changes in the estimated provisions for loss. Changes in these estimated amounts are charged or credited to the results of operations in the period of the change.

Investment in Unconsolidated Subsidiary.    The Company accounts for its investments in unconsolidated subsidiaries in accordance with APB No. 18. “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). APB 18 provides that “Under the equity method, the original investment is recorded at cost and is adjusted periodically to recognize the investor’s share of earnings or losses after the date of acquisition. Dividends received reduce the basis of the investment.” Additionally, APB 18 provides that “loss in value of an investment which is other than a temporary decline should be recognized” and “Continuing operating losses from the investment may indicate the need for an adjustment in the basis of the investment in excess of those recognized by the application of the equity method.”

ALC is subject to the periodic reporting requirements of the Securities and Exchange Commission.

As of the date of this filing, the Company does not have any financial information of ALC as of December 31, 2001. Any historical information would not include significant adjustments ALC will be recording to reflect “fresh start accounting” as a result of ALC’s emergence from bankruptcy. The Company does not believe that the exclusion of this summary historical financial information is critical to the understanding of the operations and financial position of the Company as of December 31, 2001, in light of the fact that ALC only emerged from bankruptcy as of 12:01 a.m. on January 1, 2002.

Our company’s ownership of 1,452,794 shares of ALC’s common stock represents 22.35% of ALC’s total common stock outstanding. This investment is accounted for under the provisions of APB 18.

Allowance for Insurance Risks.    The Company self-insures its professional liability risks for the nursing facilities located in the state of Texas and previously for the nursing facilities located in the state of Florida. The Company no longer operates in Florida. Provisions for loss for these risks is based on actuarially determined estimates. The allowance for professional liability risks includes an amount determined for reported claims and an amount based on past experience, for losses incurred but not reported. These liabilities are necessarily based on estimates and, while management believes the provision for the loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. The methods used in determining these liabilities are continually reviewed and any adjustments are currently reflected in earnings.

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, Plant and Equipment.    Property, plant and equipment is stated at the cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of 3 to 25 years for equipment and 35 to 40 years for buildings.

At December 31, 2001, property, plant and equipment consists only of furniture, fixtures and equipment.

Other Accrued Liabilities.    A summary of other accrued liabilities at December 31 is as follows (in thousands):

	2001	2000
Accrued interest	$—	$1,167
Accrued rent	—	2,059
Accrued insurance	5,300	451
Accrued property taxes	412	450
Accrued taxes and licenses	—	193
Due to prior operators	445	416
Accrued civil monetary penalties	480	300
Accrued legal, audit and tax fees	447	380
Other	1,454	965

	$8,538	$6,381

Investments in Debt and Equity Securities.    Investments in debt securities are accounted for at amortized cost as held-to-maturity securities and equity securities are accounted for at fair value as available-for-sale securities. Unrealized holding gains and losses resulting from changes in the fair value of available-for-sale securities considered to be temporary are reported as a separate component of stockholders’ equity and comprehensive loss. Losses considered other than temporary are recognized in expense in the period so determined.

Revenue Recognition.    The Company has agreements with third-party payors that provide for payments to our nursing facilities. These payment arrangements may be based upon prospective rates, fee schedules, reimbursable costs established charges, discounted charges or per diem payments. Net patient service revenue is reported at the estimated net realizable amounts from Medicaid, Medicare, other third-party payors and individual residents for services rendered. Retroactive adjustments that are likely to result from future examinations by third-party payors are accrued on an estimated basis in the period related services are rendered and adjusted as necessary in future periods based upon final settlements.

A summary of the revenue by payor types is as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Medicaid	$57,189	$56,988	$8,298
Medicare	18,072	17,006	1,365
Private	9,232	9,450	1,930
Insurance and other	4,565	5,169	120

	$89,058	$88,613	$11,713

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

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes.    Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases and book bases of assets and liabilities at each year-end based on enacted laws and statutory tax rates applicable to the years in which the differences are expected to effect taxable income. Management regularly evaluates the realizability of deferred tax assets and provides a valuation allowance, if concluded necessary, based on such evaluation.

Earnings (Loss) Per Share.    The Company had no dilutive securities for the periods ended December 31, 2001, 2000 or 1999. Weighted average shares outstanding for 2001, 2000 and 1999 were 1,999,578, 2,195,592, and 2,696,691, respectively.

Stock-Based Compensation.    The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” but accounts for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25.

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

Concentration of Credit Risks.    The Company has significant accounts receivable whose collectibility or realizability is dependent upon the performance of certain government programs, primarily Medicare and Medicaid.

Reclassifications.    Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements.    In August 2001, the Financial Accounting Standards Board issued Standard No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets (FASB 144) effective for fiscal years beginning after December 15, 2001. FASB 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes FASB 121—Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. FASB 144 retains the fundamental provisions of FASB 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company has not yet determined what the effect of FASB 144 will be on its net earnings and financial position.

3.    Transactions with LTC Properties

During the period from inception (March 25, 1998) to September 30, 1998, LTC acquired 4,002 shares of the Company’s non-voting common stock for $2,001,000. In addition, the Company acquired equity investments with a book value of $788,000, 13 real estate properties with a gross book value of $65,182,000 (net book value of $61,462,000) that were encumbered by $29,263,000 of mortgage debt on seven of the properties and a minority interest liability of $3,461,000, and other related assets and liabilities with a book value of $93,000 from LTC in exchange for a combination of 36,000 shares of Company non-voting common stock and borrowings of $21,396,000 by the Company under a then unsecured line of credit provided by LTC. Subsequent to the acquisition of the above assets and liabilities, the Company obtained mortgage financing of $17,400,000 from a third-party lender on four of the unencumbered properties. The Company utilized proceeds from the mortgage debt and cash on hand to repay borrowings of $17,668,000 under the then unsecured line of credit provided by LTC.

On September 30, 1998, the 40,002 shares of Company non-voting common stock held by LTC were converted into 3,335,882 shares of Company voting common stock. Concurrently, LTC completed the spin-off of all

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company voting common stock through a taxable dividend distribution to the holders of LTC common stock, Cumulative Convertible Series C Preferred Stock and Convertible Subordinated Debentures.

Upon completion of the spin-off, the Company began operating as a separate public company. As of December 31, 2000, LTC owned 180,000 shares or 9.3% of the Company’s outstanding common stock. On March 9, 2001, LTC sold the 180,000 shares to the Company for $225,000, not including selling commissions, which was the fair market value on the date of sale. LTC sold these shares because the Tax Relief Extension Act of 1999 (“ACT”) provides that, subject to certain exceptions for taxable years commencing after December 31, 2000, a REIT may not own more than 10 percent of the total value of the securities of any corporation. Without qualifying as safe harbor debt, securities under the ACT include the line of credit provided by LTC to the Company. In order to qualify as safe harbor debt and retain its REIT status, LTC was required to hold only such debt or the shares. Accordingly, LTC sold the shares to the Company.

At inception, the Company and LTC entered into an administrative services agreement under which LTC would provide management and administrative services to the Company. In exchange for those services, the Company was required to pay LTC 25% of the aggregate amount of all wages, salaries, bonuses and rent for its corporate offices paid by LTC each month. The administrative services agreement had a term of ten years but could be terminated either by LTC or the Company at any time upon 30 days’ prior written notice to the other party or upon a change of control of LTC. The administrative services agreement was suspended with an effective date of January 1, 2000. In February 2002, the independent members of the Company’s Board of Directors approved, in principle, a new Administrative Services Agreement with LTC. This agreement would terminate June 30, 2007 and provide that during its term, LTC will provide office space and certain management and administrative services to the Company for a fee of approximately $1,000,000 per year beginning as of July 1, 2002. Currently, several of the Company’s Directors and Officers also serve as Directors and/or Officers of LTC.

LTC has provided the Company with a $20,000,000 secured line of credit that bears interest at 10% and matures April 1, 2008. Under terms of LTC’s Senior Secured Revolving Line of Credit, LTC is permitted to loan the Company up to $25,000,000. The Company and LTC have not increased the $20,000,000 secured line of credit between the companies. Should any such amendment be proposed, it would need approval of the independent Board members of each company’s board. There can be no assurance that such an increase in the line would be offered, at what terms it may be offered and if offered, approved by the Company’s independent Board members. As of December 31, 2001 and 2000, $5,342,000 and $16,582,000, respectively, was outstanding under the line of credit. During 2001, 2000 and 1999, the Company recorded interest expense related to the secured line of credit of $1,806,000 before interest forgiveness discussed below, $1,713,000 and $1,514,000, respectively.

On June 23, 2000, LTC’s Board of Directors appointed the Company as exclusive sales agent for all LTC’s identified skilled nursing facilities for a period of one year and approved a commission agreement with the Company effective April 1, 2000. Pursuant to the agreement, the Company received sales commissions of $1,600,000 in fiscal 2000. The exclusive sales agent agreement with LTC expired on March 31, 2001 and was not renewed in 2001.

As of December 31, 2001 and 2000, the Company owned 0 and 194,100 shares of LTC common stock, respectively. See “Note 6.—Debt and Equity Securities”.

During 1999, the Company sold to LTC 100% of the stock of a subsidiary that owned two assisted living facilities leased to a third-party operator for total proceeds of $16,050,000, which equaled the Company’s initial cost basis in the properties. A gain of approximately $591,000 was realized on the sale. The Company used the proceeds to repay borrowings under the unsecured line of credit provided by LTC.

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the third quarter of 2000, the Company sold 100% of the common stock of Coronado Corporation (“Coronado”) and Park Villa Corporation (“Park Villa”) to LTC for a total purchase price of $19,200,000, which was based on independent appraisals. Coronado and Park Villa were owned properties, subject to mortgage debt, leased to other operators. As a result of the sales, the Company eliminated approximately $13,700,000 of mortgage debt, satisfied approximately $5,300,000 in obligations to LTC and recognized a gain on sale of $10,487,000. Income generated from Coronado and Park Villa, net of debt obligations and depreciation, was immaterial for the years ended December 31, 2000 and 1999.

On November 21, 2001, the Company entered into a Securities Purchase Agreement with LTC pursuant to which the Company sold to LTC 7.5% convertible subordinated debentures of Regent with a face value of $8,500,000 for a purchase price of $7,800,000. The Company had a carrying value of the debentures of $5,100,000 (after impairment charges – see Note 6. — Debt and Equity Securities) and recognized a gain on the sale of $2,700,000. The sales price represented the Company’s estimate of the fair market value of the debentures. The proceeds of $7,800,000 were applied to reduce total indebtedness due to LTC.

On December 17, 2001, LTC entered into an Assignment and Assumption Agreement (“Agreement”) with Healthcare Holdings, Inc. (“Holdings”), a wholly owned subsidiary of the Company, whereby LTC would sell to Holdings the right to receive common stock of ALC to be distributed pursuant to the First Amended Joint Plan of Reorganization of Assisted Living Concepts, Inc. and Carriage House Assisted Living, Inc. (‘Plan”). The Plan was confirmed at a hearing on December 5, 2001.

In October 2001, ALC filed for reorganization under Chapter 11 of the federal bankruptcy laws. The filing was pre-negotiated with sufficient debt holders to allow ALC to reorganize its debt and equity and emerge from bankruptcy as of 12:01 a.m. on January 1, 2002. The final order affirming the reorganization was made in December 2001, consequently the Company has reflected the transaction as of December 31, 2001.

On December 31, 2001, Holdings issued a Promissory Note (“Note”) in accordance with the Agreement in the face amount of $7,000,000 in payment for the right to receive 1,238,076 shares of ALC common stock distributed pursuant to the Plan (approximately $5.65 per share). CLC, the parent company of Holdings, did not guarantee the Note. The price of the shares was determined by reference to Exhibit G, Volume II of II of ALC’s First Amended Joint Plan of Reorganization. This Exhibit G reported that the projected stockholders’ equity of ALC upon emergence from bankruptcy to be $32,799,000 and to be $37,117,000 on December 31, 2002. ALC issued 6,500,000 shares of new common stock at emergence, which results in a calculated valuation of $5.05 and $5.71 per share value as of January 1, 2002 and December 31, 2002, respectively. The Note is for a term of five years and bears interest at 5%, compounded annually and accruing to the principal balance plus interest at 2% on the original $7,000,000, payable in cash annually. At December 31, 2001, the Company has valued the investment in the 1,238,076 shares of ALC acquired under the Note at the estimated fair value of $3,095,000 and has recognized $3,905,000 as an offset to rent and interest forgiven by LTC as explained below. The Note is a full recourse obligation of Holdings and is secured by all of the assets owned now or in the future by Holdings and contains a provision for acceleration should there be a change of control of Holdings or our company. Prior to ALC’s emergence from bankruptcy, Holdings owned $5,715,000 face value of ALC’s 5.625% convertible subordinated debentures and 30,847 shares of ALC’s common stock. As a result of the Plan, Holdings received $1,382,000 of ALC’s new Senior Secured Notes bearing interest at 10.0% per annum, payable semi-annually in arrears; $534,000 of new Junior Secured Notes bearing interest payable in additional new Junior Secured Notes for three years at 8.0% per annum and thereafter payable in cash at 12.0% per annum, payable semi-annually in arrears and 214,250 shares of ALC common stock. Additionally, Holdings received 468 shares of ALC common stock in exchange for the 30,847 shares owned prior to emergence. All of these securities are additional collateral for the Note and have a fair market value at December 31, 2001 of approximately $2,159,000.

On December 20, 2001, the Company entered into an agreement to sell to LTC six skilled nursing facilities and four assisted living facilities. The total sale price was $45,860,000 subject to mortgage debt of approximately $33,062,000 and minority interest of approximately $3,518,000. The Company recognized a gain on the sale of

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the real estate properties of $11,679,000 and proceeds of $9,285,000, which was applied to reduce total indebtedness due to LTC. Two of the facilities sold to LTC were owned and operated by the Company. The remaining eight facilities had been leased to third party operators and generated annual rental income of approximately $3,600,000 and required debt service of $3,200,000.

Additionally, in December 2001, LTC agreed to forgive approximately $4,401,000 in accrued interest related to the line of credit from LTC and unpaid rent for 2001. The forgiveness was granted to compensate the Company for assuming operations and absorbing losses on certain nursing facilities that LTC and the Company agreed should be, and subsequently were, closed.

Pursuant to an intercompany agreement, the Company has agreed not to engage in activities or make investments that involve real estate, unless it has first provided written notice to LTC of the material terms and conditions of such activities or investments, and LTC has determined not to pursue such activities or investments either by providing written notice to the Company rejecting the opportunity within ten days following the date of receipt of notice of the opportunity or by allowing such ten–day period to lapse. Pursuant to the intercompany agreement, the Company and LTC also agreed to notify each other of, and make available to each other, investment opportunities that they develop or of which they become aware but are unable or unwilling to pursue. The Company also agreed not to prepay or cause to be prepaid any of its mortgage loans originated by LTC which were securitized by LTC in REMIC transactions. As of December 31, 2001 the Company no longer has any such debt covered by this agreement. The intercompany agreement has a term of ten years but shall terminate earlier upon a change of control of LTC.

In April 2001, LTC’s Board of Directors approved an indemnification agreement covering four of our Officers who also serve as officers of LTC and one current outside director of our company.

As of December 31, 2001, the Company leased 24 nursing facilities with 2,588 licensed beds from LTC. The 24 nursing facilities owned by LTC and leased to the Company had current base rents totaling $3,054,000. LTC forgave the Company the $3,054,000 of rents in 2001. Subsequent to December 31, 2001 LTC sold two skilled nursing facilities in Illinois to an unrelated third party. The Company is still operating these facilities under a short-term operations transfer agreement with the new owner, which will terminate when the new owner obtains a license and regulatory approval. Additionally, in January 2002, LTC acquired a skilled nursing facility in Texas that was operated by the Company and the Company now leases this facility from LTC. The leases for 24 of the nursing facilities owned by LTC are under individual six-year leases, which expire on December 31, 2007, with annual base rents for 2002, 2003, 2004, 2005, 2006 and 2007 of $3,000,000, $4,000,000, $4,750,000, $5,350,000, $5,900,000, and $6,500,000, respectively. These leases have cross default provisions and a provision for acceleration should there be a change of control, as defined in the leases, of the Company.

Subsequent to December 31, 2001, LTC agreed to sell a wholly owned subsidiary, LTC-Fort Tucum, Inc. to the Company for a $500,000 note bearing no interest for one year and thereafter interest at 8% annually for two years. The Company has certain rights to extend the note at its maturity. The Company used LTC-Fort Tucum to acquire two skilled nursing facilities in New Mexico, previously operated by Integrated Health Services, Inc., with a total of 98 beds, in a deed-in-lieu of foreclosure transaction. These facilities are financed with debt from a REMIC pool originated by LTC. The total debt assumed by the Company was $1,191,000 and the Company expects to begin operating the facilities during the second quarter of 2002.

4.    Nursing Home Operations

On August 20, 1999, the Company acquired Generations Management Services, Inc. (“Generations”), a nursing facility management company, for $450,000. In connection with the acquisition, the Company recorded goodwill of approximately $398,000. For the period from August 20, 1999 to December 31, 1999, Generations

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

managed the operations of nine nursing facilities for a third party provider of long-term care under a fee based management agreement. Eight of the facilities managed for the third party provider were leased to the third party by LTC and the remaining facility was leased to the third party by the Company. The facility owned by the Company was closed throughout the term of the management agreement. The third party manager anticipated the Company owned facility would be licensed and opened. On December 31, 1999, the management agreement was terminated between Generations and the third party provider. Accordingly, the Company expensed the goodwill recorded for the acquisition of Generations.

A new at risk management agreement was entered into between the third party provider and the Company effective January 1, 2000 for the eight facilities leased to the third party provider from LTC. During 2000 two leases between LTC and the third party provider were terminated and the facilities were leased directly to the Company from LTC. Concurrently, the management agreement between the Company and the third party provider was terminated for the two facilities now leased directly from LTC.

On September 1, 1999, the Company entered into operating leases with LTC for six remaining facilities and began operating the six nursing facilities. In October 1999, the Company began operating 12 additional nursing facilities. Eleven of the nursing facilities the Company began operating in October 1999 were leased from LTC and the remaining facility was acquired by the Company. The Company initially entered into management agreements with two third party operators of long-term care facilities for the management of the 12 facilities. Effective February 29, 2000, the management agreement with one of the third party operators was terminated and the Company began operating nine of the facilities on March 1, 2000. The management agreement for the remaining three facilities was terminated on March 31, 2000 and the Company began operating those facilities on April 1, 2000.

On January 1, 2000, the Company began operating five facilities that are leased from LTC, and effective February 1, 2000, the Company began operating one facility that is leased from a third party. In May 2000, the facility owned by the company that was formerly closed (discussed above) was opened.

In June 2000, LTC terminated the lease on a facility operated by the Company. Also, during 2000, LTC sold two facilities that were leased to the Company. On August 9, 2000, the lease was terminated on one of the facilities and the Company ceased operating the facility. The lease was terminated on the second facility on September 30, 2000.

Effective January 1, 2001, the Company and LTC agreed to terminate leases for four facilities containing a total of 603 beds in four states. These facilities are being operated by the Company under a short-term management agreement with LTC during a transition period.

On March 1, 2001, the Company began operating an additional facility not formerly operated by the Company under a short-term management agreement with LTC. On April 1, 2001, the Company began operating one additional nursing facility under an operating lease with LTC. On April 24, 2001, the Company ceased operating and closed one nursing facility previously under a short-term management agreement with LTC. On May 25, 2001, the Company ceased operating and closed one nursing facility previously leased from LTC. On June 20, 2001, the Company ceased operating and closed one nursing facility previously leased from LTC. On July 24, 2001, the Company ceased operating and closed one nursing facility previously under a short-term management agreement with LTC. On August 1, 2001, the Company ceased operating one nursing facility previously under a short-term management agreement with LTC. On September 17, 2001, the Company ceased operating and closed one nursing facility previously under a short-term management agreement with LTC. On October 19, 2001, the Company ceased operating and closed one nursing facility previously leased from LTC. On December 1, 2001, the Company began operating one additional nursing facility under an operating lease with LTC. On December 17, 2001, the Company began operating one nursing facility under an operating lease

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

with LTC, which previously was under a short-term management agreement with LTC. In February 2002, LTC sold two skilled nursing facilities in Illinois to an unrelated third party. The Company will continue to operate these facilities under a short-term operations transfer agreement until the new owner obtains a license and regulatory approval.

As a result, as of March 1, 2002 the Company leases 24 facilities with 2,614 licensed beds.

5.    Real Estate Investments

During 1999, the Company acquired one nursing facility with 96 licensed beds in Illinois for a purchase price of $1,571,000. The purchase price equaled the amount of the mortgage debt secured by the property that was assumed by the Company. Also, during 1999, the Company sold 100% of the stock of a subsidiary that owns two assisted living facilities to LTC for total proceeds of $16,050,000, which, equaled the Company’s initial cost basis in the properties. During 2000, the Company sold 100% of two subsidiaries that owned two nursing facilities to LTC for total proceeds of $19,200,000. On December 20, 2001, the Company entered into an agreement to sell to LTC six skilled nursing facilities and four assisted living facilities. The total sale price was $45,860,000 subject to mortgage debt of approximately $33,062,000 and minority interest of approximately $3,518,000. The Company recognized a gain on the sale of the real estate properties of $11,679,000 and proceeds of $9,285,000, which were applied to reduce total indebtedness due to LTC. Two of the facilities sold to LTC were owned and operated by the Company. The remaining eight facilities had been leased to third party operators and had annual rents of approximately $3,600,000 and required debt service costs of approximately $3,200,000.

As a result of the above transactions, as of December 31, 2001, the Company owned no nursing facilities and no assisted living facilities.

6.    Debt and Equity Securities

During 1998, the Company purchased $8,500,000 principal amount of convertible subordinated debentures from Regent (the “Regent Debentures”). The Regent Debentures mature on March 31, 2008 and bear interest at 7.5%. At December 31, 1998, the Regent Debentures were convertible into Regent common stock at $7.50 per share. During 1999, Regent’s common stock was de-listed from the NASDAQ and the conversion price was reduced to $6.75 per share. In 2001, the Company incurred an impairment charge of $3,400,000 to reduce the carrying value of the Regent Debentures to management’s estimate of the fair value of $5,100,000. On November 21, 2001, the Company entered into a Securities Purchase Agreement with LTC pursuant to which the Company sold all of its Regent debentures to LTC for $7,800,000. The Company had a carrying value of the debentures of $5,100,000, after the impairment charge, and recognized a gain on the sale of $2,700,000. The proceeds of $7,800,000 were applied to reduce total indebtedness due to LTC.

In 1998, the Company purchased $3,000,000 principal amount of ALC’s 5.625% convertible subordinated debentures due 2003 for approximately $2,160,000. On November 9, 2001, the Company purchased $2,715,000 face amount of ALC’s 5.625% convertible subordinated debentures due May 2003 at a purchase price of $939,000. In 2001, the Company incurred an impairment charge of $1,991,000 related to ALC debentures and accumulated accretion. As of December 31, 2000, the fair value of the ALC convertible debentures, based on quoted market prices, was approximately $1,357,000.

On October 1, 2001, ALC announced it had filed for bankruptcy as part of a pre-negotiated debt restructuring. ALC further announced that holders of debentures and unsecured debt would get $40,250,000 in aggregate principal of new Senior Secured Notes bearing interest of 10% per year, $15,250,000 in aggregate principal of new Junior Secured Notes bearing interest for three years at 8% per year and thereafter interest will be payable

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

in cash at 12% per year and 96% of the common stock of the reorganized ALC. Existing holders of ALC’s common stock would exchange their stock for 4% of the common stock of the reorganized ALC.

As a result of the bankruptcy plan, the Company received $1,382,000 of ALC’s new Senior Secured Notes bearing interest at 10.0% per annum, payable semi-annually in arrears; $524,000 of new Junior Secured Notes bearing interest payable in additional new Junior Secured Notes for three years at 8.0% per annum and thereafter payable in cash at 12.0% per annum, payable semi-annually in arrears and 214,250 shares of ALC common stock. Additionally, the Company received 468 shares of ALC’s new common stock in exchange of the 30,847 shares of old ALC common stock owned by the Company prior to ALC’s emergence from bankruptcy. The Company is accounting for its investment in ALC’s Junior and Senior Notes as available-for-sale securities. Unrealized holding losses on the change in fair market value of the ALC Notes of $391,000 are included in the comprehensive loss for 2001.

At December 31, 2001, the Company owned 1,452,794 shares of ALC’s 6,500,000 common shares outstanding or 22.35% of total ALC common stock. See Note 3. — Transactions with LTC Properties. In accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) beginning January 1, 2002 the Company will be recording its proportionate share of net income reported by ALC. This amount will be reported as a single amount in the Company’s income statement and will be a corresponding increase or decrease to the carrying value of the investment. Additionally, in accordance with APB 18, if the Company determines there may be an additional loss in value on this investment that is other than temporary, the Company may recognize an impairment charge related to the investment. These adjustments, neither the proportionate income recognition nor the valuation to measure impairment, impact the $7,000,000 Note the Company has with LTC for the purchase of 1,238,076 of the ALC common stock.

During 1998, the Company purchased for investment purposes, 194,100 shares of LTC common stock for an aggregate cost of approximately $3,308,000. In 2000, the Company recorded a write down of $1,603,000 to recognize the decline in value considered to be other than temporary. In 2001, the Company purchased an additional 100,700 shares of LTC common stock for an aggregate cost of $511,000. As a part of the LTC tender offer, the Company sold all 294,800 shares of LTC common stock for $1,695,000 and recognized a loss on the sale of $521,000. Of the proceeds of the sale, $1,650,000 was applied to reduce total indebtedness due to LTC.

Unrealized holding losses on changes in the fair value of the Company’s investment in LTC common stock of $0 and $946,000 are included in comprehensive loss for 2001 and 2000, respectively.

During 1998, LTC transferred equity investments consisting of 30,847 shares of ALC common stock to the Company. In 2000, the Company recorded a write down of $476,000 to recognize the decline in value of the ALC common stock considered to be other than temporary. As part of ALC’s bankruptcy plan, the Company received 468 shares of ALC common stock in exchange for the 30,847 shares owned prior to ALC’s emergence from bankruptcy. Additionally, on December 31, 2001, Holdings issued a Promissory Note (“Note”) in accordance with the Agreement in the face amount of $7,000,000 in payment for the right to receive 1,238,076 shares of ALC common stock distributed pursuant to the Plan (approximately $5.65 per share). See Note 3. —Transactions with LTC Properties. As discussed above, Holdings owned certain convertible debentures of ALC prior to ALC’s emergence from bankruptcy. As a result, Holdings received 214,250 shares of ALC common stock as a partial exchange for these debentures. As of December 31, 2001 the Company owned 1,452,794 shares of ALC common stock, which was recorded at a total value of $3,739,000 under the equity method of accounting.

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2000, the Company acquired LTC 8.5% convertible subordinated debentures with a face value of $560,000 and a maturity date of January 1, 2001. The fair market value at December 31, 2000, based on quoted market prices was $536,000. On January 1, 2001, LTC redeemed these securities for the $560,000 face value.

7.	Long-term Debt

LTC has provided the Company with a $20,000,000 secured line of credit that bears interest at 10% and matures April 1, 2008. As of December 31, 2001 and 2000, $5,342,000 and $16,582,000, respectively, was outstanding under the line of credit. Under the terms of LTC’s Senior Secured Revolving Line of Credit, LTC is permitted to loan the Company up to $25,000,000. The Company and LTC have not increased the $20,000,000 secured line of credit between the companies. Should any such amendment be proposed, it would need approval of the independent Board members of each company’s board. There can be no assurance that such an increase in the line would be offered, at what terms it may be offered and if offered, approved by the Company’s independent Board members.

In connection with the transfer of seven real estate properties from LTC to the Company in 1998, the Company assumed non-recourse mortgage loans totaling $29,263,000 that are payable to REMIC pools originated by LTC. In August 1998, the Company obtained mortgage financing of $17,400,000 from a third-party lender on four of the unencumbered properties transferred from LTC. During 1999, the Company acquired one nursing facility subject to existing non-recourse mortgage debt of $1,571,000 that is also payable to a REMIC pool originated by LTC. The Company has agreed not to prepay any of the mortgage loans payable to REMIC pools originated by LTC. As of December 31, 2001, the Company no longer has any of this debt.

In the third quarter of 2000, the Company sold 100% of two subsidiaries that owned two nursing facilities, which were encumbered by mortgage debt. The sale resulted in the elimination of $13,700,000 of mortgage debt.

On December 20, 2001, the Company entered into an agreement to sell to LTC six skilled nursing facilities and four assisted living facilities, which were encumbered by mortgage debt. The sale resulted in the elimination of approximately mortgage debt $33,062,000. See Note 3. — Transactions with LTC Properties.

8.	Commitments and Contingencies

The Company is required, as the lessee of the properties we operate, to secure adequate comprehensive property and liability insurance. During 1999 and 2000 the Company had purchased traditional occurrence-based indemnity insurance for our general, professional, and auto liabilities and has purchased occurrence-based insurance for its workers compensation liabilities. In addition, the Company had purchased traditional indemnity property insurance for the nursing facilities it operates. Since March 18, 2001, the Company has been able to purchase insurance coverage for general and professional liability on a claims-made basis in every state except for Texas and Florida. The Company ceased all operations in Florida in August 2001. All other coverage for property, autos and workers compensation is still in effect. The Company has been advised by its insurance broker, that due to the regulatory and litigation environments in the state of Texas, there was no insurance company willing to provide acceptable coverage to the Company. At this time the Company and its broker are continuing to seek appropriate coverage for general and professional liability for operations in Texas. There can be no assurance that the Company will be able to find acceptable coverage in the near future for Texas. The Company has notified LTC, its landlord in the state of Texas regarding this lapse in coverage. Certain risks may, however, be uninsurable or not economically insurable and there can be no assurance the Company will have adequate funds to cover all contingencies.

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2001, the Company received a notice from the Intermediary for one of our Kansas facilities that the prior owner had not filed an appropriately documented cost report for 1998. This prior owner filed for bankruptcy and is no longer operating. The Intermediary required a repayment of $1,963,000 for reimbursement during that cost reporting period. Absent receiving full payment, the Intermediary would have begun withholding reimbursement on patients currently in the facility and possibly recommend that our Medicare license for that facility be terminated. The Company agreed to make periodic payments for this cost report period and the Company has endeavored to locate records and is working with the Intermediary to adequately support the cost report However, until this cost report is reviewed and accepted, the Company has recorded as an expense the entire $1,963,000 assessed by the Intermediary. All or some portion of that expense may be reversed in the future depending on the outcome of the Intermediary’s review of the filed cost report.

The future minimum rental commitments payable required by all non-cancelable operating leases with original or remaining terms in excess of one year as of December 31, 2001 are $3,239,000, $4,120,000, $4,846,000, $5,446,000 $5,996,000, and $186,000 for 2002, 2003, 2004, 2005, 2006 and thereafter.

The Company is not party to any legal proceedings, which in the opinion of management, would have a material adverse affect on the Company’s financial position, results of operations or liquidity.

The Company is subject to civil monetary penalties, admission restrictions and actions against the facilities’ licenses resulting from periodic surveys at its nursing facilities and facilities under management. Penalties of approximately $827,000 have been asserted and are outstanding as of December 31, 2001 and the Company has pursued adjustments and appeals of these assessments. The Company’s policy is to accrue for these civil monetary penalties in the accounting period in which a loss is deemed to be probable and the amount is reasonably determinable, based on historical experience. At December 31, 2001, the Company accrued approximately $480,000 for these potential penalties. The Company also is taking action to cure deficiencies and pursuing relief from any admission restrictions and other administrative actions. It is the opinion of management that the ultimate resolution of these contingencies, to the extent not provided for, will not have a material effect on the financial condition of the Company.

9.    Stockholders’ Equity (Deficit)

Initial Capitalization.    On March 25, 1998, LTC acquired 2 shares of non-voting common stock for $1,000. LTC acquired an additional 4,000 shares of non-voting common stock for $2,000,000 and 36,000 shares of non-voting common stock in exchange for the contribution of certain assets and liabilities.

On September 30, 1998, 40,002 shares of Company non-voting common stock held by LTC were converted into 3,335,882 shares of Company voting common stock. On September 30, 1998, the date of the spin-off, the Company owned 124,500 shares of LTC common stock and as a result of the spin-off, received 12,450 shares of treasury stock.

Repurchase of Common Stock.    During 2001, 2000 and 1999, the Company repurchased 191,200, 515,800 and 730,506 shares, respectively, of its common stock for an aggregate purchase price of $246,000, $521,000 and $1,728,000, respectively.

Stock Based Compensation Plan.    During 1998, the Company adopted the 1998 Equity Participation Plan (the “1998 Plan”) under which 500,000 shares of common stock have been reserved for stock based compensation awards. The 1998 Plan provides for the issuance of incentive and nonqualified stock options, restricted stock and other stock based awards to officers, employees, non-employee directors and consultants. The terms of awards granted under the 1998 Plan are set by the Company’s compensation committee at its discretion, however, in the case of incentive stock options, the term may not exceed ten years from the date of grant.

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes nonqualified stock option activity 2001, 2000 and 1999:

	Shares			Weighted Average Price
	2001	2000	1999	2001	2000	1999
Outstanding, January 1	392,334	278,000	296,000	$2.50	$2.50	$2.50
Granted	30,000	138,000	63,000	$0.25	$2.50	$2.50
Exercised	—	—	—	—	—	—
Canceled	(370,334)	(23,666)	81,000	$2.50	$2.50	$2.50

Outstanding, December 31	52,000	392,334	278,000	$2.23	$2.50	$2.50

Exercisable, December 31	31,999	164,334	78,337	$2.40	$2.50	$2.50

All options have a ten-year life. Of the remaining 20,001 unvested options, 9,999 and 10,002 will vest on November 9, 2003 and 2004 based on continued employment as of each respective vesting date. Unexercised options expire seven years after the date of vesting.

Prior to 2001 the Company had not granted Restricted Stock. Restricted stock activity for the year ended December 31, 2001 was:

Shares
Outstanding, January 1	0
Granted	396,500
Vested	(159,500)
Canceled	(4,000)

Outstanding, December 31	233,000

Of the 233,000 shares of unvested restricted stock, 116,500 shares each year will vest in 2003 and 2004.

The fair value of options granted during 2001 and 2000 were estimated using the Black-Scholes valuation model with the following assumptions as of the grant date for options granted in 2001 and 2000, respectively: (i) weighted average option life expectancy of six years and six years; (ii) volatility factor of the expected market price of the Company’s common stock of and 2.476; and (iii) a risk free interest rate of 4.4% and 6.0%. Based on the above assumptions, the weighted average estimated fair value of options granted in 2001 and 2000 was $0.25 and $0.57 per share, respectively. As of December 31, 2001 and 2000 the average remaining contractual life of the outstanding options was 8.8 and 8.4 years. Had compensation cost been recorded under the provisions of SFAS No. 123, pro forma net loss would have been $8,442,000, $7,681,000, and $3,913,000 for 2001, 2000 and 1999, respectively, and pro forma basic and diluted loss per share would have been $4.22, $3.50 and $1.45 per share for 2001, 2000 and 1999, respectively.

During 2001, the Company’s Board approved under the 1998 Equity Participation Plan a grant of 396,500 restricted shares to twenty individuals and 4,000 shares were subsequently cancelled. Of the shares granted, 159,000 shares vested immediately and 116,500 shares vest each anniversary date of the date of grant in 2003 and 2004. In 2001, the Company recorded compensation expense related to the restricted stock of $47,000 and has recorded $211,000 of unearned stock compensation expense that will be recorded over the remaining vesting period.

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

Each right will entitle the holder to buy  1/100th of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of four dollars for each 1/100th of a share. Each preferred share is designed to be substantially equivalent in voting and dividend rights to 100 shares of common stock. The rights will be exercisable and will trade separately from the common stock only in the event that a person or group of persons not approved by the Board of Directors (1) becomes an “Acquiring Person” as defined in the rights plan, or (2) commences a tender or exchange offer; the consummation of which would result in such person or group becoming an Acquiring Person. In general, an “Acquiring Person” is defined as the beneficial owner of 15% or more of the outstanding common stock of the Company. In the case of persons and groups who are the beneficial owners of 15% or more of the outstanding common stock on November 9, 2001, such persons or groups will not become an Acquiring Person until they acquire beneficial ownership of more than 10,000 additional shares of common stock. Stockholders will receive certificates for the rights only when the rights become exercisable.

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

The Company announced that the Board of Directors had voted to amend the Company’s bylaws to provide for a classified board of directors and voted to increase the number of directors to eight. The directors will be divided into four classes, with one class of directors representing at least one-fourth of all of the directors being elected annually. At the February 6, 2002 annual meeting, three incumbent directors will stand for reelection, and each year thereafter one-fourth of the directors will stand for reelection for four-year periods.

10.    Income Taxes

SFAS No. 109 requires the reduction of the deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax assets will not be realized. Sufficient taxable income must be generated in future years to realize the tax benefit associated with the net deferred tax asset. The Company believes that sufficient doubt exists as to whether future taxable income will be sufficient to realize such tax benefits and, accordingly, a valuation allowance was established against the deferred tax asset. For the year ended December 31, 2001 and 2000, the Company recorded an increase in the valuation allowance of $3,393,000 and $2,914,000, respectively. The Company has a net operating loss carryforward of $14,500,000 and $4,900,000 at December 31,2001 and 2000, respectively.

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reconciliation between the statutory provision for income taxes and the actual provision for income taxes is shown as follows:

	Year Ended December 31,
	2001	2000	1999
Income tax (benefit) at federal statutory rate	$(2,833,000)	$(2,542,000)	$(1,269,000)
State income taxes, net of federal benefit	(560,000)	(372,000)	(317,000)
Valuation allowance	3,393,000	2,914,000	1,586,000

Provision for income taxes	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income taxes purposes.

The components of the Company’s deferred tax assets and liabilities are as follows:

	2001	2000
Deferred tax assets and liabilities:
Allowance for bad debt	$2,629,000	2,279,000
Fixed assets and investments	2,292,000	1,687,000
Other	224,000	(256,000)
Net operating loss carryforward	5,310,000	3,352,000

Net deferred tax assets before valuation allowance	10,455,000	7,062,000
Valuation allowance	(10,455,000)	(7,062,000)

Net deferred tax assets	$—	$—

11.    Pension Plan

The Company participates in a defined contribution 401 (k) plan, which covers all employees meeting certain eligibility requirements. The Company does not match employee contributions.

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.    Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share amounts)
2001
Revenues	$23,047	$23,641	$24,218	$23,817
Net income (loss)	$(3,373)	$(6,327)	$(6,221)	$7,590
Basic and diluted net income (loss) per share	$(1.80)	$(3.45)	$(2.93)	$3.54
2000
Revenues	$22,900	$24,281	$25,625	$23,526
Net income (loss)	$(2,963)	$(3,000)	$7,631	$(9,142)
Basic and diluted net income (loss) per share	$(1.21)	$(1.30)	$3.63	$(4.43)
1999
Revenues	$2,114	$2,123	$3,298	$12,623
Net loss	$(142)	$(268)	$(142)	$(3,180)
Basic and diluted net loss per share	$(0.05)	$(0.10)	$(0.05)	$(1.24)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Will be incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Item 11.	EXECUTIVE COMPENSATION

Will be incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Will be incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Will be incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Item 14.	FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Financial Statements

The financial statements are filed as Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(b)  Exhibits

The exhibits in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

(c)  Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts. All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules.

Item 14(c).    Index to Exhibits

Exhibit Number	Description of Exhibit

3.1
Form of Amended and Restated Articles of Incorporation of LTC Healthcare, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to LTC Healthcare, Inc.’s Information Statement on Form 10 as filed on September 9, 1998).

3.2
Form of Amended and Restated Bylaws of LTC Healthcare, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to LTC Healthcare, Inc.’s Information Statement on Form 10 as filed on September 9, 1998).

3.3
Amended and Restated Articles of Incorporation of CLC Healthcare, Inc. (incorporated by reference to Exhibit 4.2 to CLC Healthcare, Inc.’s Registration Statement on Form 8-A filed on November 13, 2001).

3.4
Articles Supplementary Classifying 400,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to CLC Healthcare, Inc. Registration Statement on Form 8-A filed on November 13, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to LTC Healthcare, Inc.’s Information Statement on Form 10 as filed on August 21, 1998).

4.2	Rights Agreement dated as of November 9, 2001 (incorporated by reference to Exhibit 4.1 to CLC Healthcare, Inc.’s Registration Statement on Form 8-A filed on November 13, 2001).

10.1
Distribution Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc. (incorporated by reference to Exhibit 10.1 to LTC Healthcare, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.2
Administrative Services Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc. (incorporated by reference to Exhibit 10.2 to LTC Healthcare, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.3
Intercompany Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc. (incorporated by reference to Exhibit 10.3 to LTC Healthcare, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.4
Tax Sharing Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc. (incorporated by reference to Exhibit 10.4 to LTC Healthcare, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.5
Amended and Restated Promissory Note, dated as of May 19, 1998, between LTC Properties, Inc. and LTC Healthcare, Inc. (incorporated by reference to Exhibit 10.5 to LTC Healthcare, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.6	LTC Healthcare, Inc. Equity Participation Plan (incorporated by reference to Exhibit 10.6 to LTC Healthcare, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.7
Second Amended and Restated Promissory Note with LTC Properties, Inc. dated June 8, 2001 (incorporated by reference to Exhibit 10 to CLC Healthcare Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.8	Purchase Agreement with LTC Properties, Inc. dated December 20, 2001 (incorporated by reference to Exhibit 99.2 to CLC Healthcare Inc.’s Form 8-K filed December 26, 2001).

10.9
Assignment and Assumption Agreement dated December 17, 2001 between LTC Properties, Inc. and Healthcare Holdings (incorporated by reference to Exhibit 99.1 to CLC Healthcare Inc.’s Form 8-K filed January 14, 2002).

10.10
Promissory Note dated December 31, 2001 by and between LTC Properties, Inc. and Healthcare Holdings, Inc. (incorporated by reference to Exhibit 99.2 to CLC Healthcare Inc.’s Form 8-K filed January 14, 2002).

10.11	Security Agreement between LTC Properties, Inc. and Healthcare Holdings, Inc. (incorporated by reference to Exhibit 99.3 to CLC Healthcare Inc.’s Form 8-K filed January 14, 2002).

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant’s long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

CLC HEALTHCARE, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Beginning of Period	Charge to Operations	Charge to Other Accounts—Adjustments	End of Period
Allowance for Doubtful Accounts:
2001	$5,682	$2,540	$(1,619)	$6,603
2000	$313	$5,346	$(23)	$5,682
1999	$—	$313	$—	$313

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC Healthcare, Inc. Registrant

Dated: March 30, 2002	By:	/s/ WENDY L. SIMPSON
Wendy L. Simpson Executive Vice President, Chief Financial Officer and Director

Name	Title	Date

/s/ ANDRE C. DIMITRIADIS Andre C. Dimitriadis	Chairman of the Board, Chief Executive Officer and Director	March 30, 2002

/s/ CHRISTOPHER T. ISHIKAWA Christopher T. Ishikawa	President, Chief Operating Officer and Director	March 30, 2002

/s/ BARY G. BAILEY Bary G. Bailey	Director	March 30, 2002

/s/ JOHN M. MASS, JR. John M. Mass, Jr.	Director	March 30, 2002

/s/ JOHN RICE John Rice	Director	March 30, 2002