Form 10-K/A
period 2001-12-31
CLC HEALTHCARE INC
filed 2002-04-11
CIK 1059186

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

300 Esplanade Drive, Suite 1865
Oxnard, California 93030
(Address of principal executive offices)

Registrant’s telephone number, including area code: (805) 981-8655

Securities registered pursuant to Section 12(b) of the Act:

Title of Stock Common stock, $.01 Par Value	Name of each exchange on which registered OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of voting stock held by non-affiliates of the Company is approximately $2,006,266 as of March 31, 2002.

2,139,826
(Number of shares of common stock outstanding as of March 31, 2002)

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE COMPANY

This table shows information concerning our company’s directors and executive officers. Each executive officer is elected by the directors, serves at the pleasure of the Board of Directors and holds office until a successor is elected or until resignation or removal. The information concerning our directors and executive officers is given as of March 31, 2002.

Name	Age	Position
Andre C. Dimitriadis	61	Chairman, Chief Executive Officer, President and Director
Christopher T. Ishikawa	38	President, Chief Operating Officer and Director
Andrew M. Kerr	41	Vice President, Controller and Director
Julia L. Kopta	52	Executive Vice President, General Counsel and Corporate Secretary
Wendy L. Simpson	52	Executive Vice President, Chief Financial Officer and Director
Bary G. Bailey	43	Director
John L. Mass, Jr.	48	Director
John A. Rice	58	Director

Andre C. Dimitriadis has been the Chairman, Chief Executive Officer and Director of the Company since its formation in 1998. He was President from July 2000 through November 2001. Mr. Dimitriadis founded LTC Properties, Inc. in 1992 and has been its Chairman and Chief Executive Officer since its inception. Mr. Dimitriadis is also a member of the Board of Magellan Health Services and Assisted Living Concepts, Inc.

Christopher T. Ishikawa has been President since December 2001 and Executive Vice President and Chief Operating Officer from 1999 through November 2001 and a Director since 2000. From the Company’s formation in 1998 until 1999, he also served as Senior Vice President and Chief Investment Officer. He has also served as LTC Properties’ Executive Vice President and Chief Investment Officer since February 2001 and Senior Vice President and Chief Investment Officer since 1997. Prior to that, he served as Vice President and Treasurer of LTC Properties since April 1995.

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

Bary G. Bailey is Executive Vice President, Chief Strategic Officer of PacifiCare Health Systems, Inc., a managed care provider. From July 1995 to September 2000, Mr. Bailey was Executive Vice President, Finance, Information Technology and Strategic Initiatives of Premier, Inc. a group purchasing organization responsible for contracting for $12.5 billion in purchases of medical/surgical, pharmaceutical and dietary products and services. Mr. Bailey has been a director since 1998.

John L. Mass, Jr. is Executive Director of Reimbursement for LifeCare Management Services, an owner and operator of long-term acute care facilities. Prior to joining LifeCare in January 2001, Mr. Mass was Vice President of Reimbursement for Specialty Healthcare Services from November 1997 to December 2000. From October 1995 until August 1997, Mr. Mass was Vice President of Reimbursement for Transitional Hospitals Corporation. Mr. Mass was elected to the Board in November 2001.

John R. Rice is Vice President of Lending for KaiPerm Federal Credit Union. In this capacity, Mr. Rice is in charge of all of the lending activities of KaiPerm Federal Credit Union. Prior to joining KaiPerm Federal Credit Union in February 2002, Mr. Rice was self-employed as a consultant since retiring as Vice President & Senior Lending Officer at Bank Hapoalim. Mr. Rice was employed by Bank Hapoalim from 1988 until his retirement in 2001. During this period he specialized in middle market and corporate arenas and maintained and serviced direct and indirect credit facilities in a portfolio fluctuating between $200 million and $350 million. Mr. Rice was elected to the Board in November 2001.

Compliance With Section 16(a) Of The Securities Exchange Act Of 1934

Section 16(a) of the Exchange Act requires directors and executive officers, and persons who own more than ten percent of a registered class of our company’s equity securities, to file with the Securities and Exchange Commission initial reports of changes in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all directors, executive officers and persons who beneficially own more than ten percent of our common stock have complied with the reporting requirements of Sections 16(a).

ITEM 11. EXECUTIVE	COMPENSATION

This table shows the compensation paid for the last three fiscal years to the Chief Executive Officer and the other four most highly paid executive officers in 2001.

	Annual Compensation			Long Term Compensation		All Other Compensation
				Restricted Stock Awards(2)	Securities Underlying Options(3)
Name & Principal Position	Year	Salary(1)	Bonus
Andre C. Dimitriadis	2001	$—	$—	$45,000	$—	$—
Chairman &	2000	—	—	—	—	—
Chief Executive Officer	1999	—	—	—	—	—

Andrew M. Kerr	2001	134,831	40,000	9,000	—	—
Vice President &	2000	21,081	1,200	—	10,000	—
Controller	1999	—	—	—	—	—

Christopher T. Ishikawa	2001	—	—	36,000	—	—
President &	2000	—	—	—	—	—
Chief Operating Officer	1999	—	—	—	—	—

Wendy L. Simpson	2001	—	—	21,600	—	—
Executive Vice President &	2000	—	—	—	35,000	—
Chief Financial Officer	1999	—	—	—	—	—

Julia L. Kopta	2001	—	—	18,000	—	—
Executive Vice President,	2000	—	—	—	20,000	—
General Counsel & Secretary	1999	—	—	—	—	—

(1)
All of our executive officers except for Mr. Kerr are also employees of LTC. Prior to January 1, 2000 we had an administrative services agreement with LTC, whereby LTC provided management and administrative services to us and we reimbursed LTC based on salaries as well as certain other overhead expenses paid by LTC. During 1999 we reimbursed LTC for administrative services of approximately $740,000. As of January 1, 2000 this administrative agreement was suspended. In February 2002, the independent members of our company’s Board of Directors approved, in principle, a new Administrative Services Agreement with LTC. This agreement would terminate June 30, 2007 and provide that during its term, LTC will provide office space and certain management and administrative services to us for a fee of approximately $1,000,000 per year beginning as of July 1, 2002. Since all of our company’s executives, except for Mr. Kerr, provide advisory services to us and are compensated by LTC, their salaries, except for Mr. Kerr’s, are determined solely by LTC and are paid by LTC.

(2)
Restricted stock awards are valued at their fair market value based on the per share closing price of our company’s common stock on the OTC Bulletin Board on the date of grant. In June 2001, Messrs. Dimitriadis, Kerr, Ishikawa, Ms. Simpson and Ms. Kopta were granted 75,000, 15,000, 60,000, 36,000 and 30,000 shares, respectively, of restricted stock. One third of each grant vested on the date of the grant and one third each will vest in January 2003 and January 2004. Restricted stock holdings as of December 31, 2001 and their fair market value based on the per share closing price of $0.76 on December 31, 2001 were as follows:

Name	Number of Restricted Shares	Value on December 31, 2001
Andre C. Dimitriadis	75,000	$57,000
Andrew M. Kerr	15,000	11,400
Christopher T. Ishikawa	60,000	45,600
Wendy L. Simpson	36,000	27,360
Julia L. Kopta	30,000	22,800

Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on our company’s common stock. Our company has not paid cash dividends on our common stock since inception. We intend to retain all available funds for use in the operation, debt service requirements and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

(3)	In June 2001, we cancelled previously granted stock options of 75,000, 10,000, 37,000, 35,000 and 20,000 shares granted to Messrs. Dimitriadis, Kerr, Ishikawa, Ms. Simpson and Ms. Kopta, respectively.

During 2001 no executive officer exercised options to purchase our company’s stock. As of December 31, 2001, no executive officer had options to purchase shares of our company’s stock.

During 2001 each non-employee director received a fee of $2,500 on the first quarter and $3,750 per quarter for each of the last three quarters of 2001. Additionally, each non-employee director received $500 for attendance in person or telephonically at each meeting of the Board of Directors or of any committee meeting held on a day which the Board of Directors does not meet. Beginning January 1, 2002, the quarterly fee paid to non-employee directors is $2,500 and the attendance fees remain the same.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

There are no “interlocks” (as defined by the rules of the Securities and Exchange Commission) with respect to any member of the Compensation Committee of the Board of Directors, and this Committee consists entirely of independent, non-employee directors.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows information as of March 31, 2002 with respect to the beneficial ownership of our common stock by (1) each person who is known by us to own beneficially more than 5% of our common shares based on copies received by us of the most recent Schedule 13D or 13G filings with the Securities and Exchange Commission pursuant to rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (2) each director, (3) each executive officer and (4) the directors and executive officers as a group.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Common Stock (1)		Percent of Class
Seth W. Hamot	418,500	(4)	19.6%
121-B Tremont Street
Brighton, MA 02135

Andre C. Dimitriadis	270,278	(2)	12.6%
Christopher T. Ishikawa	67,529	(2)	3.2%
Andrew M. Kerr	15,000	(2)	*
Julia L. Kopta	30,000	(2)	1.4%
Wendy L. Simpson	40,082	(2)(5)	1.9%
Bary G. Bailey	21,000	(2)	1.0%
John L. Mass, Jr.	0		*
John R. Rice	0		*
All directors and executive officers as a group (8 persons)	546,103	(3)(6)	25.5%

*	Less than 1%

(1)	Except as otherwise noted below, all shares are owned beneficially by the individual or entity listed with sole voting and/or investment power.

(2)
Includes the following shares of restricted stock that vest 50% at January 1, 2003 and 2004: Mr. Dimitriadis – 50,000, Mr. Ishikawa – 40,000, Mr. Kerr – 10,000, Ms. Kopta – 20,000, Ms. Simpson – 24,000 and Mr. Bailey – 14,000.

(3)	Includes 158,000 shares of restricted stock that vest 50% in 2003 and 2004.

(4)
Based solely upon information contained in a Schedule 13G provided to us, Seth W. Hamot is the President of Roark, Reardon & Hamot Inc. which is the General Partner of Costa Brava Partnership II LP (“CBPII”). CBPII reports to have sole voting and dispositive power over 318,000 shares and Mr. Hamot reports to have voting and dispositive power over 393,500 shares and shared dispositive power over 25,000 shares.

(5)	Includes 221 shares held by spouse in an individual retirement account.

(6)
As part of a separation agreement with James J. Pieczynski, former Board Member and Chief Strategic Planning Officer, the Board of Directors of the Company has an irrevocable proxy which expires August 12, 2003 over 102,214 shares owned by Mr. Pieczynski. Including those shares, the total directors and officers as a group total 546,103 shares or 25.5%.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

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

Our company and LTC have adopted policies and procedures to be followed by the Board of Directors of each company to limit the involvement of such officers and directors in conflict situations. Such procedures include requiring the persons serving as directors of both companies to abstain from voting as directors with respect to matters that present a significant conflict of interest between the companies and will require approval of the disinterested directors of both companies with respect to the intercompany agreement and the administrative services agreement. Whether or not a significant conflict of interest situation exists will be determined on a case–by–case basis depending on such factors as the dollar value of the matter, the degree of personal interest of any officers or directors in the matter and the likelihood that resolution of the matter has significant strategic, operational or financial implications for the business of our company and/or LTC. The members of the Board of Directors of each company that do not have any potentially significant conflict of interest between the companies will determine whether a matter presents such a significant conflict.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLC Healthcare, Inc. Registrant

Dated: April 10, 2002	By:	/s/ WENDY L. SIMPSON
WENDY L. SIMPSON Executive Vice President, Chief Financial Officer and Director

/s/ ANDRE C. DIMITRIADIS ANDRE C. DIMITRIADIS	Chairman of the Board, Chief Executive Officer and Director	April 10, 2002

/s/ CHRISTOPHER T. ISHIKAWA CHRISTOPHER T. ISHIKAWA	President, Chief Operating Officer and Director	April 10, 2002

/s/ BARY G. BAILEY BARY G. BAILEY	Director	April 10, 2002

/s/ JOHN M. MASS, JR JOHN M. MASS, JR	Director	April 10, 2002

/s/ JOHN RICE JOHN RICE	Director	April 10, 2002