Form 10-Q
period 2002-03-31
CLC HEALTHCARE INC
filed 2002-05-15
CIK 1059186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20459

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                                  to

Commission file number 1-14151
CLC HEALTHCARE, INC.
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1895305 (I.R.S. Employer Identification No)

300 Esplanade Drive, Suite 1865
Oxnard, California 93030
(Address of principal executive offices)

(805) 981-8659
(Registrant’s telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Shares of Registrant’s common stock, $.01 par value, outstanding at May 6, 2002 – 2,139,826 (excludes Treasury Shares of 1,196,056).

CLC HEALTHCARE, INC.

FORM 10-Q

March 31, 2002

CLC HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2002	December 31, 2001
	(In thousands, except share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$814	$539
Accounts receivable, net of allowance for doubtful accounts: 2002 – $6,129; 2001 – $6,603	8,927	9,789
Prepaid expenses and other current assets	2,817	1,759

Total current assets	12,558	12,087
Property and Equipment:
Land	100	—
Buildings and improvements	2,190	405
Furniture, fixtures and equipment	2,885	2,817
Accumulated depreciation	(807)	(653)

Property and equipment, net	4,368	2,569
Other Assets:
Investment in unconsolidated subsidiary	3,438	3,739
Debt securities	1,521	1,515
Other assets	243	243

Total other assets	5,202	5,497

Total assets	$22,128	$20,153

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$7,618	$7,417
Accrued salaries and benefits	3,940	3,819
Deposits from residents	486	486
Current portion of mortgage loans payable	38	—
Other accrued liabilities	10,745	8,538

Total current liabilities	22,827	20,260
Mortgage Loans Payable	1,144	—
Notes Payable from LTC	7,586	7,000
Line of Credit from LTC	5,435	5,342

Total liabilities	36,992	32,602
Minority Interest	—	—
Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock $0.01 par value; 10,000,000 shares authorized	—	—
Common stock $0.01 par value; 40,000,000 shares authorized;
shares issued: 2002 – 3,335,882; 2001 – 3,335,882	33	33
Capital in excess of par value	10,224	10,224
Treasury stock: shares 2002 – 1,196,056; 2001 – 1,196,056	(2,643)	(2,643)
Unearned stock compensation	(196)	(211)
Accumulated deficit	(21,888)	(19,461)
Accumulated comprehensive loss	(394)	(391)

Total stockholders’ deficit	(14,864)	(12,449)

Total liabilities and stockholders’ deficit	$22,128	$20,153

See accompanying notes

CLC HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(In thousands, except share and per share amounts)
Revenues:
Net patient revenues	$22,308	$21,607
Rental income	—	892
Interest and other income	328	548

Total revenues	22,636	23,047
Costs and Expenses:
Salaries and benefits	16,776	15,734
Supplies	2,566	2,519
Rent— LTC	763	851
Interest expense	42	695
Interest expense on line of credit from LTC	132	437
Depreciation	154	418
Minority interest	—	86
Provision for bad debts	197	405
Impairment charge	—	150
Other operating and administrative	4,007	5,125

Total costs and expenses	24,637	26,420

Operating loss	(2,001)	(3,373)
Equity and loss from investment in unconsolidated subsidiary	(301)	—

Loss before provision for income taxes	(2,302)	(3,373)
Provision for income taxes	125	—

Net loss	$(2,427)	$(3,373)

Weighted average shares outstanding	2,139,826	1,870,798
Net loss per common share:
Basic and diluted net loss per share	$(1.13)	$(1.80)

Comprehensive loss:
Net loss	$(2,427)	$(3,373)
Unrealized gain (loss) on available-for-sale equity securities	(3)	77

Total comprehensive loss	$(2,430)	$(3,296)

See accompanying notes

CLC HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(2,427)	$(3,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	154	418
Non-cash impairment charge	—	150
Other non-cash items	131	(26)
Decrease in accounts receivable, net	862	739
(Increase) in prepaid expenses and other assets	(1,068)	(781)
Increase in accounts payable	201	993
Increase (decrease) in accrued salaries and benefits	121	(233)
Increase in accrued expenses and other liabilities	2,163	1,241

Net cash provided by (used in) operating activities	137	(872)

INVESTING ACTIVITIES:
Redemption of LTC bonds	—	560
Equity and loss on investment in unconsolidated subsidiary	301
Property and equipment additions	(263)	(233)

Net cash provided by investing activities	38	327

FINANCING ACTIVITIES:
Advances under line of credit from LTC	704	1,650
Payments on line of credit from LTC	(611)	(713)
Principal payments on mortgage loans payable	(8)	(112)
Issue of restricted common stock	15	—
Repurchase of common stock	—	(258)

Net cash provided by financing activities	100	567

Increase in cash and cash equivalents	275	22
Cash and cash equivalents, beginning of period	539	643

Cash and cash equivalents, end of period	$814	$665

Supplemental disclosure of cash flow information:
Interest paid	$—	$686

Non-cash investing and financing activities:
Assumption of mortgage note payable	$1,190	$—
Acquisition of real estate properties by deed in-lieu	1,690	—
Increase in notes payable to LTC for purchase of company from LTC	500	—

See accompanying notes

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    The Company

CLC Healthcare, Inc. (the “Company”), a Nevada corporation, was incorporated on March 20, 1998, and began operations on March 25, 1998. The Company was originally a preferred stock subsidiary of LTC Properties, Inc. (“LTC”), a real estate investment trust. On September 30, 1998, concurrently with the conversion of all shares of company non-voting common stock held by LTC into voting common stock of the Company, LTC completed the spin-off of the Company’s common stock through a taxable dividend to holders of LTC common stock, convertible subordinated debentures and Series C Preferred Stock (the “Distribution”). Upon completion of the Distribution, the Company began operating as a separate public company.

The principal business of the Company is providing long-term healthcare services through the operation of nursing facilities. As of December 31, 2001, the Company operated 25 nursing facilities with 2,680 licensed beds and a rehabilitation hospital with 84 licensed beds. On February 29, 2002, the Company ceased operating two nursing facilities in Illinois with 150 licensed beds, which were previously leased from LTC. The Company no longer operates in Illinois. In March 2002, the Company acquired two skilled nursing facilities with 98 licensed beds in New Mexico and the Company expects to begin operating these nursing facilities in June 2002. At March 31, 2002, the Company operated 23 nursing facilities with 2,530 licensed beds and a rehabilitation hospital with 84 licensed beds. The facilities operated by the Company at March 31, 2002, are located in five states (Georgia, Iowa, Kansas, Texas and Virginia) and are collectively referred to herein as nursing facilities.

The consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments (all of which were normal and re-occurring) necessary for a fair presentation of the results of operations for the three months ended March 31, 2002 and 2001, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read along with the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results for a full year.

2.    Related Parties

LTC has provided the Company with a $20,000,000 secured line of credit that bears interest at 10% and matures in April 1, 2008. As of March 31, 2002, and December 31, 2001, $5,435,000 and $5,342,000, respectively, were outstanding under the line of credit. During April 2002, the Company drew an additional $88,000 under the line of credit with LTC. The Company is dependent upon LTC for capital and financing. LTC’s Senior Secured Revolving Credit Agreement (the “Secured Revolving Credit”) permits LTC to loan the Company up to $25,000,000. The Company and LTC have not increased the secured line of credit between the companies. Should any such amendment be proposed, it would need approval of the independent board members of each company’s board. There can be no assurance that such an increase in the line will be offered, at what terms it may be offered and if offered, approved by the Company’s independent board members.

For the three months ended March 31, 2002 and 2001, the Company recorded interest expense related to the secured line of credit of $132,000 and $437,000, respectively. LTC has granted a waiver through March 31, 2002, for unpaid interest of $132,000 for January through March 2002.

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of March 31, 2002, the Company operated 23 nursing facilities that are owned by LTC. The 23 nursing facilities are owned by LTC and leased to the Company for $3,000,000; $4,000,000; $4,750,000; $5,350,000; $5,900,000 and $6,500,000 respectively, in years 2002 through 2007. The leases contain two five-year renewal options with increases of 2% annually. These leases have cross default provisions and a provision for acceleration should there be a change of control, as defined in the lease, of the Company. The Company recorded rental expense of approximately $763,000 for properties owned by LTC during the three months ended March 31, 2002. As of May 2002, the Company had not paid any rent for fiscal 2002 to LTC. The leases for 23 nursing facilities owned by LTC are under individual six-year leases, which expire on December 31, 2007.

In March 2002, the Company agreed to buy from LTC a wholly owned subsidiary, LTC-Fort Tucum, Inc., for a $500,000 note bearing no interest for one year and thereafter interest at 8% annually for two years. The Company has certain rights to extend the note at its maturity. The Company used LTC-Fort Tucum to acquire two skilled nursing facilities in New Mexico, previously operated by Integrated Health Services, Inc., with a total of 98 licensed beds, in a deed-in-lieu of foreclosure transaction. These facilities are financed with debt from a REMIC pool originated by LTC. The total debt assumed by the Company was $1,191,000 and the Company expects to begin operating the facilities in June 2002. As of March 31, 2002, these mortgage loans secured by the two nursing facilities had a total outstanding principal of $1,182,000 and a weighted average interest rate of 12.5%. The Company expects to begin operating the two nursing facilities securing the mortgage loans payable to the LTC REMIC pool in June of 2002.

3.    Debt and Equity Securities

At March 31, 2002, the Company owned $1,382,000 face amount of Assisted Living Concepts, Inc. (“ALC”) new Senior Secured Notes and $534,000 new Junior Secured Notes, which the Company recorded at management’s estimate of the fair market value of $1,521,000. During the three months ended March 31, 2002, the Company recognized an additional $10,000 of ALC Junior Secured Notes as interest income. Unrealized holding loss on changes in the fair value of the investment of $3,000 is included in the comprehensive loss for the three months ended March 31, 2002.

As of March 31, 2002, and December 31, 2001, the Company owned 1,452,794 shares of ALC’s 6,500,000 common shares outstanding or 22.35% of the total ALC common stock. In accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) the Company began recording its proportionate share of the equity and earnings reported by ALC. At December 31, 2001, the Company’s carrying value of its investment in ALC’s common stock of was $3,739,000 and 22.35% of ALC’s equity at December 31,2001, of $32,799,000 was $7,411,000. The difference will be accreted over 40 years, which is management’s estimate of the useful lives of ALC non-current assets. Also, the Company will record its share of ALC’s earnings, based on the 22.35% common stock ownership. During the three months ended March 31, 2002, the Company recorded $23,000 of equity and $324,000 of losses related to the Company’s investment in ALC’s common stock.

4.    Long-term Debt

LTC has provided the Company with a $20,000,000 secured line of credit that bears interest at 10% and matures in April 1, 2008. As of March 31, 2002, and December 31, 2001, $5,435,000 and $5,342,000, respectively was outstanding under the line of credit. — See Note 3— Related Parties.

At March 31, 2002, and December 31, 2001, the Company had total outstanding mortgage loans of $1,182,000 and $0, respectively, with a weighted average interest rate of 12.5%.

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5.    Contingencies

The Company is not party to any legal proceedings, which in the opinion of management, would have a material adverse affect on the Company’s financial position, results of operations or liquidity. The Company has developed a reserve for general and professional liability risks, based on historical data, related to the nursing facilities in Texas and Florida, which currently carry no general and professional liability insurance and for incurred but not reported losses of its other nursing facilities. The Company ceased operating in Florida in August 2001.

6.    Stockholders’ Deficit

During the three months ended March 31, 2002 and 2001, the Company recorded compensation expense related to restricted stock of $15,000 and $0, respectively.

7.    Concentration of Credit Risks

The Company has significant accounts receivable whose collectibility or realizability is dependent upon the performance of certain government programs, primarily Medicare and Medicaid.

As of March 31, 2002, the Company’s investment of $3,438,000 in ALC’s common stock and $1,175,000 Senior Secured Notes and $347,000 Junior Secured Notes represented 17%, 5% and 2%, respectively, of the Company’s total assets.

The Company’s financial position, results of operations and liquidity could be adversely affected by financial difficulties experienced by ALC, including bankruptcy, insolvency or general downturn in business. The Company does not believe there are significant credit risks associated with the government programs. The Company believes that an adequate provision has been made for the possibility of accounts receivable proving uncollectible and continually monitors and adjusts these reserves as necessary.

The following table contains summary information for ALC that was extracted from public reports on file with the Securities and Exchange Commission. ALC is a publicly traded company, and as such is subject to the filing requirements of the Securities and Exchange Commission.

			(Unaudited)
	(Unaudited)		Three Months Ended March 31,
	March 31, 2001	December 31, 2001	2002	2001
	(in thousands)		(in thousands)
ALC
Total assets	$222,724	$222,253	N/A	N/A
Total debt	$165,241	$164,083	N/A	N/A
Total stockholders’ equity	$31,349	$32,799	N/A	N/A
Total revenues	N/A	N/A	$37,889	$36,877
Loss before taxes	N/A	N/A	$(1,450)	$(4,198)
Net loss	N/A	N/A	$(1,450)	$(4,198)

8.    Income Taxes

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

During the three months ended March 31, 2002, the Company recorded state income tax expense of $125,000 related to the sale of wholly owned subsidiaries to LTC in 2001.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Results

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

The total revenues for the three months ended March 31, 2002 and 2001, were $22,636,000 and $23,047,000, respectively. Net patient revenue increased $701,000 for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. The net patient revenue for the same store nursing facilities for the three months ended March 31, 2002, increased $3,011,000 as a result of the increased resident census and higher payor rates. Also, the Company operated two additional facilities during the three months ended March 31, 2002, which provided $2,163,000 of additional net patient revenue. Subsequent to March 31, 2001, the Company ceased operating seven nursing facilities, which had produced $4,473,000 of net patient revenue for the three months ended March 31, 2001. Rental income for the three months ended March 31, 2002, decreased $892,000 as a result of the sale of four assisted living facilities and six nursing facilities to LTC in the fourth quarter of 2001. Interest and other income were $328,000 and $548,000 for the three months ended March 31, 2002 and 2001, respectively. Interest income decreased as a result of the sale of Regent convertible debentures to LTC in December 2001. The debentures had provided $162,000 of interest income in the three months ended March 31, 2001. The Company recorded $72,000 in interest income from the ALC Junior and Senior Notes for the three months ended March 31, 2002. Additionally, ancillary services revenue decreased $125,000 during the three months ended March 31, 2002, as compared to the same three months in 2001 as a result of fewer facilities being operated by the Company.

For the three months ended March 31, 2002 and 2001, salaries and benefits were $16,776,000 and $15,734,000, respectively. Salaries and benefits for the same store nursing facilities increased $2,334,000 for the three months ended March 31, 2002, as compared to the same three months in 2001. The increase is due to the higher resident census and increased benefits costs for the three months ended March 31, 2002. The two additional nursing facilities had $1,678,000 of salaries and benefits in the three months ended March 31, 2002. Seven nursing facilities, which the Company has ceased operating, had $2,970,000 of salaries and benefits for the three months ended March 31, 2001.

Supplies expense were $2,566,000 and $2,519,000 for the three months ended March 31, 2002 and 2001, respectively. Supplies expense for the same store nursing facilities increased $147,000 for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. The two additional nursing facilities had $246,000 of supplies expense for the three months ended March 31, 2002. The seven nursing facilities, which the Company has ceased operating, had $346,000 of supplies expense for the three months ended March 31, 2001.

For both the three months ended March 31, 2002 and 2001, 23 of the nursing facilities operated by the Company were leased from LTC. The rent expense for the three months ended March 31, 2002 and 2001, were $763,000 and $851,000, respectively, under the related operating leases with LTC.

The interest expense for the three months ended March 31, 2002 and 2001, were $42,000 and $695,000, respectively. The sale of four assisted living facilities and six nursing facilities to LTC in the fourth quarter of 2001, resulted in the reduction of $32,833,000 in mortgage debt and related interest expense of $685,000 for the three months ended March 31, 2002.

For the three months ended March 31, 2002 and 2001, the Company had interest expense on the line of credit with LTC of $132,000 and $437,000, respectively. The decrease in interest expense on the line of credit with LTC was a result of a lower average outstanding balance on the line of credit with LTC for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. The average outstanding balance on the line of credit with LTC as of March 31, 2002 and 2001, were $5,356,000 and $17,741,000, respectively.

Depreciation expense for the three months ended March 31, 2002 and 2001, were $154,000 and $418,000, respectively. The sale of four assisted living facilities and six nursing facilities to LTC in the fourth quarter of 2001 resulted in the reduction of $38,122,000 in depreciable assets and related depreciation expense of $283,000.

For the three months ended March 31, 2002 and 2001, the Company recorded provision for bad debts of $197,000 and $405,000, respectively. The decrease of $208,000 is a result of a change in the Company reducing the percentage of revenue reserved from 2% to 1%. The reduction was due to the Company experiencing improved collection rates.

Other operating and administrative expenses for the three months ended March 31, 2002 and 2001 were $4,007,000 and $5,125,000, respectively. The same store nursing facilities other operating and administrative expense decreased $437,000 for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. The two additional nursing facilities had $379,000 of other operating and administrative expense for the three months ended March 31, 2002. The seven nursing facilities which the Company has ceased operating had $1,176,000 of other operating and administrative expenses for the three months ended March 31, 2001.

No benefit for income taxes was recorded for the three months ended March 31, 2002 and 2001 since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carry-forwards.

During the three months ended March 31, 2002, the Company recorded a state income tax expense of $125,000 related to the sale of wholly owned subsidiaries to LTC in 2001.

Liquidity and Capital Resources

LTC has provided the Company with a $20,000,000 secured line of credit that bears interest at an annual rate of 10% and matures on April 1, 2008. As of March 31, 2002, the Company had borrowings outstanding under the secured line of credit of $5,435,000. During April 2002, the Company drew an additional $88,000 under the line of credit with LTC. LTC’s Secured Revolving Credit permits LTC to loan the Company up to $25,000,000. The Company and LTC have not increased the secured line of credit between the companies. Should such amendment be proposed, it would need approval of the independent board members of each company’s board. There can be no assurance that such an increase in the line will be offered, at what terms it may be offered and if offered, approved by the Company’s independent Board members.

Net cash provided by operating activities for the three months ended March 31, 2002, was $137,000. The cash provided by operating activities is primarily due to collection of old outstanding accounts receivable.

Net cash provided from investing activities for the three months ended March 31, 2002, was $38,000. The Company purchased $263,000 of equipment for the three months ended March 31, 2002, which was associated with the Company’s management of the nursing operations. Also, the equity and loss on the investment in ALC common stock under the equity method for the three months ended March 31, 2002, was $301,000.

Net cash provided by financing activities for the three months ended March 31, 2002, was $100,000. During the three months ended March 31, 2002, the Company utilized borrowings under the line of credit of approximately $704,000 to fund the working capital requirements of the nursing facilities operated by the Company. Payments of $8,000 and $611,000 were made on notes and mortgage loans and the LTC line of credit during the three months ended March 31, 2002, respectively.

The Company anticipates that cash flow from operations and borrowings under its line of credit will be adequate to meet its short-term liquidity requirements. The ability of the Company to satisfy its long term liquidity requirements will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business, economic and other factors beyond the our control. There can be no assurance that future healthcare legislation or other efforts by governmental and private payors to reduce healthcare costs will not have a material adverse effect on the Company’s results of operations, liquidity and financial position. Currently, the Company has no other external sources of financing and the Company has not received any other commitment with respect to any funds needed in the future. The Company does not know when it could expect to be able to access capital markets or to seek other financing and there can be no assurance that it will be able to do so at all or in amounts or on terms acceptable to the Company. If necessary, the Company could secure additional funds or financing using its debt and equity securities, which have an estimated fair market value of $6,174,000 at March 31, 2002.

Critical Accounting Policies

In October 2001, the Financial Accounting Standards Board issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is required to be adopted in fiscal years beginning after December 15, 2001. Statement No. 144 on asset impairment supercedes Statement No. 121, “Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and provides a single accounting model for long-lived assets to disposed of. The Company adopted Statement No. 144 on January 1, 2002 and its adoption did not have a significant impact on the consolidated results of operations or financial position.

For further discussion of the Company’s critical accounting policies, see the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2001.

Statement Regarding Forward Looking Disclosure

Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as “may”, “will”, “expect”, “should” or comparable terms or negatives thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government policy relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, changes in reimbursement by other third party payors, the financial strength of the Company’s facilities as it affects our continuing ability to meet the obligations under the terms of the our agreements with its lenders.

PART II

CLC HEALTHCARE, INC.

OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

None

(b)    Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLC HEALTHCARE, INC. Registrant

Dated: May 15, 2002	By:	/s/ WENDY L. SIMPSON
Wendy L. Simpson Chief Financial Officer