Form 10-Q
period 2002-06-30
CLC HEALTHCARE INC
filed 2002-08-14
CIK 1059186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-14151

CLC HEALTHCARE, INC.
(Exact name of Registrant as specified in its charter)

Nevada	91-1895305
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

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

☒ YES - ☐ NO

Shares of Registrant’s common stock, $.01 par value, outstanding at August 13, 2002 – 2,139,826 (excludes Treasury Shares of 1,196,056).

CLC HEALTHCARE, INC.

FORM 10-Q

June 30, 2002

CLC HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,013	$539
Accounts receivable, net of allowance for doubtful accounts: 2002—$5,952; 2001—$6,603	7,170	9,789
Prepaid expenses and other current assets	2,314	1,759

Total current assets	10,497	12,087
Property and Equipment:
Land	100	—
Buildings and improvements	2,425	405
Furniture, fixtures and equipment	3,035	2,817
Accumulated depreciation	(942)	(653)

Property and equipment, net	4,618	2,569
Other Assets:
Investment in unconsolidated subsidiary	2,873	3,739
Debt securities	1,528	1,515
Other assets	231	243

Total other assets	4,632	5,497

Total assets	$19,747	$20,153

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$4,765	$7,417
Accrued salaries and benefits	4,536	3,819
Resident trust fund balances	536	486
Current portion of mortgage loans payable	39	—
Deferred rent	2,458	—
Accrued self insurance risk	6,921	3,866
Other accrued liabilities	5,794	4,672

Total current liabilities	25,049	20,260
Mortgage Loans Payable	1,130	—
Notes Payable to LTC	7,674	7,000
Line of Credit from LTC	5,478	5,342

Total liabilities	39,331	32,602
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock $0.01 par value; 10,000,000 shares authorized	—	—
Common stock $0.01 par value; 40,000,000 shares authorized;
shares issued: 2002—3,335,882; 2001—3,335,882	33	33
Capital in excess of par value	10,224	10,224
Treasury stock: shares 2002—1,196,056; 2001—1,196,056	(2,643)	(2,643)
Unearned stock compensation	(180)	(211)
Accumulated deficit	(26,620)	(19,461)
Accumulated comprehensive loss	(398)	(391)

Total stockholders’ deficit	(19,584)	(12,449)

Total liabilities and stockholders’ deficit	$19,747	$20,153

See accompanying notes

CLC HEATHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Net patient revenues	$22,383	$22,450	$44,691	$44,057
Rental income	—	899	—	1,790
Interest and other income	209	292	537	841

Total revenues	22,592	23,641	45,228	46,688

Costs and Expenses:
Salaries and benefits	17,142	18,019	33,917	33,708
Supplies	2,646	3,077	5,211	5,593
Rent – LTC Properties, Inc.	1,695	763	2,458	1,615
Interest expense	242	676	284	1,371
Interest expense on line of credit from LTC Properties, Inc.	137	434	269	871
Depreciation	142	434	297	852
Minority interest	—	86	—	172
Provision for bad debts	486	465	684	874
Impairment charge	—	1,691	—	1,841
Medicare settlement related to prior operator	(1,333)	—	(1,333)	—
Other operating and administrative	5,602	4,323	9,609	9,491

Total expenses	26,759	29,968	51,396	56,388
Operating Loss	(4,167)	(6,327)	(6,618)	(9,700)
Equity and earnings from investment in unconsolidated subsidiary	(565)	—	(866)	—
Loss before provision for income taxes	(4,732)	(6,327)	(7,034)	(9,700)
Provision for income taxes	—	—	125	—

Net loss	$(4,732)	$(6,327)	$(7,159)	$(9,700)

Weighted average shares outstanding	2,139,826	1,835,831	2,139,826	1,863,006

Net Loss Per Common Share:
Basic and diluted net loss per share	$(2.21)	$(3.45)	$(3.35)	$(5.21)

Comprehensive loss:
Net loss	$(4,732)	$(6,327)	$(4,278)	$(9,700)
Unrealized income (loss) on available-for-sale equity securities	(4)	110	(7)	186

Total comprehensive loss	$(4,736)	$(6,217)	$(4,285)	$(9,514)

See accompanying notes

CLC HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(7,159)	$(9,700)
Adjustments to reconcile net loss to net cash (used in) and provided by Operating activities:
Depreciation	297	852
Non-cash impairment charge	(8)	1,841
Loss on investment in unconsolidated subsidiary	866	—
Other non-cash items	—	(23)
Decrease in accounts receivable, net	2,619	1,137
Increase in prepaid expenses and other assets	(555)	(213)
(Decrease) increase in accounts payable	(2,652)	1,173
Increase in accrued interest	526	—
Increase in accrued salaries and benefits	717	875
Increase in accrued expenses and other liabilities	6,325	4,014

Net cash provided by (used in) operating activities	976	(44)

INVESTING ACTIVITIES:
Redemption of LTC bonds	—	560
Property and equipment additions	(666)	(558)

Net cash provided by (used in) investing activities	(666)	2

FINANCING ACTIVITIES:
Advances under line of credit from LTC	792	1,650
Payments on line of credit from LTC	(656)	(897)
Principal payments on mortgage loans payable	(3)	(219)
Issue of restricted common stock	31	15
Repurchase of common stock	—	(246)

Net cash provided by financing activities	164	303

Increase in cash and cash equivalents	474	261

Cash and cash equivalents, beginning of period	539	643

Cash and cash equivalents, end of period	$1,013	$904

Supplemental disclosure of cash flow information:
Interest paid	$—	$1,535
Non-cash investing and financing activities:
Assumption of mortgage note payable	$1,172	$—
Acquisition of real estate properties by deed in-lieu of foreclosure	1,672	—
Increase in notes payable to LTC for purchase of company from LTC	500	—

See accompanying notes

CLC HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    The Company

CLC Healthcare, Inc. (the “Company”), a Nevada corporation, was incorporated on March 20, 1998 and began operations on March 25, 1998. The Company was originally a preferred stock subsidiary of LTC Properties, Inc. (“LTC”), a real estate investment trust. On September 30, 1998, concurrently with the conversion of all shares of company non-voting common stock held by LTC into voting common stock of the Company, LTC completed the spin-off of the Company common stock through a taxable dividend to holders of LTC common stock, convertible subordinated debentures and Series C Preferred Stock (the “Distribution”). Upon completion of the Distribution, the Company began operating as a separate public company.

The principal business of the Company is providing long-term healthcare services through the operation of nursing facilities. As of December 31, 2001, the Company operated 25 nursing facilities with 2,680 licensed beds and a rehabilitation hospital with 84 licensed beds and collectively are referred to herein as nursing facilities. On March 29, 2002, the Company ceased operating two nursing facilities in Illinois with 150 licensed beds, which were previously leased from LTC. The Company no longer operates in Illinois. During the first quarter of 2002, the Company purchased two nursing facilities with 97 licensed beds in New Mexico and began operating these facilities in June 2002. Also, during the first quarter of 2002, the Company de-licensed 24 beds in the state of Kansas of which 10 were at the rehabilitation hospital. At June 30, 2002, the Company operated 25 nursing facilities with 2,613 licensed beds and a rehabilitation hospital with 74 licensed beds. The facilities operated by the Company at June 30, 2002, are located in six states (Georgia, Iowa, Kansas, Texas, New Mexico and Virginia).

The consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments (all of which were normal and re-occurring) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2002, and 2001, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read along with the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results for a full year.

2.    New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is required to be adopted in fiscal years beginning after December 15, 2001. Statement No. 144 on asset impairment supercedes Statement No. 121, “Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and provides a single accounting model for long-lived assets to be disposed of. The Company adopted Statement No. 144 on January 1, 2002 and its adoption did not have a significant impact on the consolidated results of operations or financial position.

3.     Related Parties

LTC has provided the Company with a $20,000,000 secured line of credit that bears interest at 10% and matures in April 1, 2008. As of June 30, 2002, and December 31, 2001, $5,478,000 and $5,342,000, respectively, were outstanding under the line of credit. The Company is dependent upon LTC for capital and financing. LTC’s Senior Secured Revolving Credit Agreement (the “Secured Revolving Credit”) permits LTC to loan the Company up to $25,000,000. The Company and LTC have not increased the secured line of credit between the companies. Should any such amendment be proposed, it would need approval of the independent board members of each company’s board. There can be no assurance that such an increase in the line will be offered, at what terms it may be offered and if offered, approved by the Company’s independent board members.

CLC HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

For the three months ended March 31, 2002, and 2001, the Company recorded interest expense related to the secured line of credit of $137,000 and $434,000, respectively. For the six months ended June 30, 2002, and 2001, the Company recorded interest expense related to the secured line of credit of $269,000 and $871,000, respectively. LTC has granted a waiver through June 30, 2002, for unpaid interest of $269,000 for January through June 2002.

As of June 30, 2002, the Company operated 23 nursing facilities (one of which is the 74 bed rehabilitation hospital) that are owned by LTC. The 23 nursing facilities owned by LTC and leased to the Company have annual base rents totaling $3,000,000, $4,000,000, $4,750,000, $5,350,000, $5,900,000, and $6,500,000, in years 2002 through 2007. The leases contain two five-year renewal options with increases of 2% annually. These leases have cross default provisions and a provision for acceleration should there be a change of control, as defined in the lease, of the Company. The leases for 23 nursing facilities owned by LTC are under individual six-year leases, which expire on December 31, 2007. The Company recorded deferred rent related to these properties of $2,458,000 at June 30, 2002. As of July 2002, the Company had not paid any rent to LTC for calendar 2002 and LTC has waived the default provision at this time.

In March 2002, the Company agreed to buy from LTC a wholly owned subsidiary, LTC-Fort Tucum, Inc., for a $500,000 note bearing no interest for one year and thereafter interest at 8% annually for two years. The Company has certain rights to extend the note at its maturity. The Company used LTC-Fort Tucum to acquire two skilled nursing facilities in New Mexico, previously operated by Integrated Health Services, Inc., with a total of 97 licensed beds, in a deed-in-lieu of foreclosure transaction. These facilities are financed with debt from a REMIC pool originated by LTC. The total debt assumed by the Company was $1,172,000 and the Company began operating the facilities in June 2002. As of June 30, 2002, these mortgage loans secured by the two nursing facilities had a total outstanding principal of $1,169,000, a weighted average interest rate of 12.5 % and a maturity date of April 2015.

In December 2001, Healthcare Holdings, Inc. (“Holdings”), a wholly owned subsidiary of the Company, issued to LTC a Promissory Note (“Note”) in the face amount of $7,000,000. The Note was issued in exchange for LTC’s right to receive 1,238,076 shares of Assisted Living Concepts, Inc. (“ALC”) common stock distributed concurrently with ALC’s emergence from bankruptcy on December 31, 2001. The Note is for a term of five years and bears interest at 5.0% compounded annually and accruing to the principal balance plus interest at 2.0% on the original principal of $7,000,000 payable in cash annually. The Note is a full recourse obligation of Holdings and is secured by all the assets owned now or in the future by Holdings and contains a provision for acceleration should there be a change of control of Holdings or CLC. At June 30, 2002, the Note had a principal balance of $7,174,000.

In February 2002, the independent members of the Company’s Board of Directors approved, in principle, an Administrative Services Agreement between LTC and the Company. This agreement would terminate on June 30, 2007, and provides that during its term, LTC will provide office space and certain management and administrative services to the Company for a fee of approximately $1,000,000 per year beginning on July 1, 2002. As of August 13, 2002, this agreement had not been signed by LTC or the Company. Additionally, LTC has an indemnification agreement covering four of LTC’s officers who also serve as officers of the Company and one current Company outside director.

4.    Debt and Equity Securities

At June 30, 2002, the Company owned $1,382,000 face amount of Assisted Living Concepts, Inc. (“ALC”) new Senior Secured Notes and $544,000 new Junior Secured Notes, which the Company recorded at management’s estimate of the fair market value of $1,528,000. During the three and six months ended June 30, 2002, the Company received an additional $11,000 and $21,000 of ALC Junior Secured Notes as interest income, respectively. Unrealized holding loss on changes in the fair value of the investment of $4,000 and $7,000 are included in the comprehensive loss for the three and six months ended June 30, 2002, respectively.

As of June 30, 2002, and December 31, 2001, the Company owned 1,452,793 shares of ALC’s 6,431,759 common shares outstanding or 22.6% of the total ALC outstanding common stock. In accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) the Company began recording its proportionate share of the equity and earnings reported by ALC. At December 31, 2001, the Company’s carrying value of its investment in ALC’s common stock was $3,739,000. At December 31, 2001, 22.6% of ALC’s $32,799,000 equity was $7,413,000. The difference is being accreted over 40 years, which is management’s estimate of the useful lives of ALC non-current assets. Also, the Company will record its share of ALC’s earnings, based on the 22.6% common stock ownership. During the three months ended June 30, 2002, the Company recorded $23,000 of equity and $588,000 of losses related to the Company’s investment in ALC’s common stock. During the six months ended June 30, 2002, the Company recorded $46,000 of equity and $912,000 of losses related to the Company’s investment in ALC’s common stock.

5.    Long-term Debt

LTC has provided the Company with a $20,000,000 secured line of credit that bears interest at 10% and matures in April 1, 2008. As of June 30, 2002, and December 31, 2001, $5,478,000 and $5,342,000, respectively was outstanding under the line

CLC HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

of credit. – See Note 3 – Related Parties. LTC has granted a waiver through June 30, 2002, for unpaid interest of $269,000 for January through June 2002.

At June 30, 2002, the Company had two notes due to LTC in the total amount of $7,674,000 – See Note 3. – Related Parties During the six months ended June 30, 2002, the Company recorded interest of expense of $257,000 on these notes, $174,000 of which was in the form of additional principal.

At June 30, 2002, and December 31, 2001, the Company had total outstanding mortgage loans of $1,169,000 and $0, respectively, with a weighted average interest rate of 12.5% and a maturity date of April 2015 – See Note 3 – Related Parties.

6.    Contingencies

The Company is required, as the lessee of the properties we operate, to secure adequate comprehensive liability insurance. Since March 18, 2001, the Company has been able to purchase coverage for general and professional liability on a claims-made basis in every state except for Texas and Florida. The Company ceased all operations in Florida in August 2001. The Company has notified LTC, its landlord in the state of Texas regarding this lapse in coverage. The Company has developed a reserve for general and professional liability risks, based on historical data, related to the nursing facilities in Texas and Florida, which currently carry no general and professional liability insurance. At June 30, 2002, and December 31, 2001, the Company had a reserve for general and professional liability risks of $6,921,000 and $3,866,000, respectively. Such reserves include the Company’s estimate of potential uninsured exposure in Texas and Florida and the Company’s estimate of exposure outside of the insured policy coverage.

The Company is a party to various legal proceedings related to operations of its nursing facilities. The Company analyzes all claims against it and vigorously defends those claims. The Company attempts to resolve all claims in a manner that is in the best interest of the Company. Given the current litigation environment and unpredictability of jury trials, the existing claims could develop in a way which may present a material adverse affect on the Company’s financial position, results of operations or liquidity. Based on the Company’s insurance for those claims for which insurance exists and the Company’s allowance for general and professional liability risk in an amount determined for reported claims and the incurred but not reported claims, management believes, at this time, that the existing claims do not present a material adverse affect on the Company’s financial position or results of operations, however, such claims could have a material adverse effect on liquidity. Such analysis and allowance is based on past experiences and estimates, while management, at this time, believes the provision for any loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded.

7.    Stockholders’ Deficit

During the three months ended June 30, 2002, and 2001, the Company recorded compensation expense related to the restricted stock of $15,000 and $0, respectively. During the six months ended June 30, 2002, and 2001, the Company recorded compensation expense related to the restricted stock of $31,000 and $16,000, respectively.

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

As of June 30, 2002, the Company’s investment of $2,873,000 in ALC’s common stock and $1,175,000 Senior Secured Notes and $354,000 Junior Secured Notes represented 15%, 6%, and 2%, respectively, of the Company’s total assets.

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

ALC emerged from bankruptcy on December 31, 2001, and as such, calendar 2002 financial information reflects the implementation of fresh-start reporting. As a consequence of the implementation of fresh-start reporting effective

CLC HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

December 31, 2001, the financial information presented below (in thousands) is not generally comparable to the financial information presented for prior years and periods.

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	(Unaudited)		(Unaudited)

			Six Months Ended June 30,
	June 30, 2002	December 31, 2001	2002	2001
ALC
Total assets	$223,283	$222,253	N/A	N/A
Total debt	$167,768	$164,083	N/A	N/A
Total stockholders’ equity	$28,719	$32,799	N/A	N/A
Total revenues	N/A	N/A	$75,024	$72,537
Loss before taxes	N/A	N/A	$(4,080)	$(8,809)
Net loss	N/A	N/A	$(4,080)	$(8,809)

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

During the three and six months ended June 30, 2002, the Company recorded state income tax expense of $0 and $125,000, respectively related to the sale of wholly owned subsidiaries to LTC in 2001.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

The total revenues for the three months ended June 30, 2002, and June 30, 2001, were $22,383,000 and $22,450,000, respectively. Net patient revenue decreased $67,000 for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. The net patient revenue for the 23 same store nursing facilities for the three months ended June 30, 2002, increased $2,986,000 as a result of the increased resident census and higher payor rates. Also, the Company operated three additional facilities during the three months ended June 30, 2002, which provided $1,543,000 of additional net patient revenue. Subsequent to June 30, 2001, the Company ceased operating nine nursing facilities, which had produced $4,596,000 of net patient revenue for the three months ended June 30, 2001. The Company no longer has rental income as a result of the sale of four assisted living facilities and six nursing facilities to LTC in the fourth quarter of 2001, which had produced $899,000 of rental income in the three months ended June 30, 2002. Interest and other income were $209,000 and $292,000 for the three months ended June 30, 2002, and June 30, 2001, respectively. Interest income decreased as a result of the sale of Regent Assisted Living, Inc. convertible debentures to LTC in December 2001. The debentures had provided $157,000 of interest income in the three months ended June 30, 2001. During the three months ended June 30, 2002, Company recorded $9,000 in interest income from the ALC Junior and Senior Notes, as compared to $84,000 of interest income from ALC convertible debentures for the same three months in 2001. In addition to the net patient revenue, the Company recorded ancillary services revenue of $190,000 and $0, during the three months ended June 30, 2002, and June 30, 2001, respectively. The Company did not record ancillary services revenue during the three months ended June 30, 2001, because the Company had not yet received a Medicare provider number to bill for the services.

For the three months ended June 30, 2002, and June 30, 2001, salaries and benefits were $17,142,000 and $18,019,000, respectively. Salaries and benefits for the same store nursing facilities increased $1,446,000, which in includes a $1,117,00 expense adjustment related to prior workers compensation expense actual losses exceeding estimated losses, for the three months ended June 30, 2002, as compared to the same three months in 2001. The increase is due to the higher resident census and increased benefits costs for the three months ended June 30, 2002. The three additional nursing facilities had $1,096,000 of salaries and benefits in the three months ended June 30, 2002. Nine nursing facilities, which the Company has ceased operating, had $3,419,000 of salaries and benefits for the three months ended June 30, 2001.

Supplies expense were $2,646,000 and $3,077,000 for the three months ended June 30, 2002 and June 30, 2001, respectively. Supplies expense for the 23 same store nursing facilities increased $39,000 for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. The three additional nursing facilities had $168,000 of supplies expense for the three months ended June 30, 2002. The nine nursing facilities, which the Company has ceased operating, had $638,000 of supplies expense for the three months ended June 30, 2001.

For the three months ended June 30, 2002, and June 30, 2001, 23 and 23 of the nursing facilities operated by the Company were leased from LTC. The deferred rent for the three months ended June 30, 2002, and June 30, 2001, were $1,695,000 and $763,000, respectively, under the related operating leases with LTC. The increase is a result of the Company’s new six-year lease agreements with LTC Properties.

Interest expense for the three months ended June 30, 2002, and June 30, 2001, was $242,000 and $676,000, respectively. The sale of four assisted living facilities and six nursing facilities to LTC in the fourth quarter of 2001, resulted in the reduction of $32,833,000 in mortgage debt and related interest expense of $676,000 for the three months ended June 30, 2002. The Company had interest expense in the three months ended June 30, 2002, of $242,000, related to the notes payable to LTC and mortgage interest.

For the three months ended June 30, 2002, and June 30, 2001, the Company had interest expense on the line of credit with LTC of $137,000 and $434,000, respectively. The decrease in interest expense on the line of credit with LTC was a result of a lower average outstanding balance on the line of credit with LTC for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. The average outstanding balance on the line of credit with LTC for the three months ended June 30, 2002, and 2001, were $5,498,000 and $17,411,000, respectively.

Depreciation expense for the three months ended June 30, 2002, and 2001, were $142,000 and $434,000, respectively. The sale of four assisted living facilities and six nursing facilities to LTC in the fourth quarter of 2001 resulted in the reduction of $38,122,000 in depreciable assets and related depreciation expense of $279,000 for the three months ended June 30, 2001. The three additional nursing facilities had $4,000 of depreciation expense for the three months ended June 30, 2002. Also, the nine nursing facilities, which the Company has ceased operating, had $17,000 of depreciation expense for the three months ended June 30, 2001.

For the three months ended June 30, 2002, and 2001, the Company recorded a provision for bad debts of $486,000 and $465,000, respectively. Bad debt expense for the 23 same store nursing facilities decreased $282,000 for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. The three additional nursing facilities had $25,000 of bad debt expense for the three months ended June 30, 2002. Also, the nine nursing facilities, which the Company has ceased operating, had $278,000 an additional bad debt expense for the three months ended June 30, 2002, as compared to the three months ended June 30, 2002.

During the three months ended June 30, 2002, the Company received a settlement payment of approximately $700,000 and reversed an outstanding note payable to Medicare of $633,000 related to a cost report filed by a prior operator that the Company settled.

Other operating and administrative expenses for the three months ended June 30, 2002, and 2001, were $5,602,000 and $4,323,000, respectively. The 23 same store nursing facilities other operating and administrative expense increased $1,861,000 for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. The three additional nursing facilities had $224,000 of other operating and administrative expense for the three months ended June 30, 2002. The nine nursing facilities which the Company has ceased operating had $806,000 of other operating and administrative expenses for the three months ended June 30, 2001.

No benefit for income taxes was recorded for the three months ended June 30, 2002, and 2001, since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carry-forwards.

Operating Results

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

The total revenues for the six months ended June 30, 2002, and June 30, 2001, were $44,691,000 and $44,057,000, respectively. Net patient revenue increased $634,000 for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. The net patient revenue for the 23 same store nursing facilities for the six months ended June 30, 2002, increased $6,944,000 as a result of the increased resident census and higher payor rates. Also, the Company operated three additional facilities during the six months ended June 30, 2002, which provided $2,601,000 of additional net patient revenue. Subsequent to June 30, 2001, the Company ceased operating nine nursing facilities, which had produced $8,911,000 of net patient revenue for the six months ended June 30, 2001. The Company no longer has rental income as a result of the sale of four assisted living facilities and six nursing facilities to LTC in the fourth quarter of 2001, which had produced $1,790,000 of rental income in the six months ended June 30, 2002. Interest and other income were $537,000 and $841,000 for the six months ended June 30, 2002, and June 30, 2001, respectively. Interest income decreased as a result of the sale of Regent Assisted Living, Inc. convertible debentures to LTC in December 2001. The debentures had provided $319,000 of interest income in the six months ended June 30, 2001. During the six months ended June 30, 2002, Company recorded $80,000 in interest income from the ALC Junior and Senior Notes, as compared to $84,000 of interest income from ALC convertible debentures for the same six months in 2001. The Company had a decrease of $107,000 in other operating income in the six months ended June 30, 2002, as compared to 2001. In addition to the net patient revenue, the Company recorded ancillary services revenue of $424,000 and $317,000, during the six months ended June 30, 2002, and June 30, 2001, respectively. The Company did not record ancillary services revenue during the three months ended June 30, 2001, due to concerns regarding obtaining a Medicare provider number to bill for the services.

For the six months ended June 30, 2002, and June 30, 2001, salaries and benefits were $33,917,000 and $33,708,000, respectively. Salaries and benefits for the 23 same store nursing facilities increased $4,288,000, which in includes a $1,117,00 expense adjustment related to prior workers compensation expense actual losses exceeding estimated losses for the six months ended June 30, 2002, as compared to the same six months in 2001. The increase is due to the higher resident census and increased benefits costs for the six months ended June 30, 2002. The three additional nursing facilities had $2,000,000 of salaries and benefits in the six months ended June 30, 2002. Nine nursing facilities, which the Company has ceased operating, had $6,079,000 of salaries and benefits for the six months ended June 30, 2001.

Supplies expense were $5,211,000 and $5,593,000 for the six months ended June 30, 2002 and June 30, 2001, respectively. Supplies expense for the 23 same store nursing facilities increased $633,000 for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. The three additional nursing facilities had $275,000 of supplies expense for the six months ended June 30, 2002. The nine nursing facilities, which the Company has ceased operating, had $1,290,000 of supplies expense for the six months ended June 30, 2001.

For the six months ended June 30, 2002, and June 30, 2001, 23 and 23 of the nursing facilities operated by the Company were leased from LTC. The deferred rent for the six months ended June 30, 2002, and June 30, 2001, was $2,458,000 and $1,615,000, respectively, under the related operating leases with LTC. The increase is a result of the Company’s new six-year lease agreements with LTC Properties.

Interest expense for the six months ended June 30, 2002, and June 30, 2001, was $284,000 and $1,371,000, respectively. The sale of four assisted living facilities and six nursing facilities to LTC in the fourth quarter of 2001, resulted in the reduction of $32,833,000 in mortgage debt and related interest expense of $1,371,000 for the six months ended June 30, 2002. The Company had interest expense in the six months ended June 30, 2002, of $284,000, related to the notes payable to LTC and mortgage interest.

For the six months ended June 30, 2002, and June 30, 2001, the Company had interest expense on the line of credit with LTC of $269,000 and $871,000, respectively. The decrease in interest expense on the line of credit with LTC was a result of a lower average outstanding balance on the line of credit with LTC for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. The average outstanding balance on the line of credit with LTC for the six months ended June 30, 2002, and 2001, were $5,427,000 and $17,575,000, respectively.

Depreciation expense for the six months ended June 30, 2002 and 2001, were $297,000 and $852,000, respectively. The sale of four assisted living facilities and six nursing facilities to LTC in the fourth quarter of 2001 resulted in the reduction of $38,122,000 in depreciable assets and related depreciation expense of $561,000 for the six months ended June 30, 2001. The three additional nursing facilities had $4,000 of depreciation expense for the six months ended June 30, 2002. Also, the nine nursing facilities, which the Company has ceased operating, had $5,000 of depreciation expense for the six months ended June 30, 2001. The same store nursing facilities depreciation expense increased $7,000 in the six months ended June 30, 2002.

For the six months ended June 30, 2002, and 2001, the Company recorded a provision for bad debts of $684,000 and $874,000, respectively. Bad debt expense for the 23 same store nursing facilities decreased $406,000 for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. The three additional nursing facilities had $35,000 of bad debt expense for the six months ended June 30, 2002. Also, the nine nursing facilities, which the Company has ceased operating, had $181,000 of additional bad debt expense for the six months ended June 30, 2002, as compared to the six months ended June 30, 2002.

During the six months ended June 30, 2002, the Company received a settlement payment of approximately $700,000 and reversed an outstanding note payable to Medicare of $633,000 related to a cost report filed by a prior operator, which the Company settled.

Other operating and administrative expenses for the six months ended June 30, 2002, and 2001 were $9,609,000 and $9,491,000, respectively. The 23 same store nursing facilities other operating and administrative expense decreased $1,867,000 for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. The three additional nursing facilities had $410,000 of other operating and administrative expense for the six months ended June 30, 2002. The nine nursing facilities which the Company has ceased operating had $2,159,000 of other operating and administrative expenses for the six months ended June 30, 2001.

No benefit for income taxes was recorded for the six months ended June 30, 2002, and 2001, since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carry-forwards.

During the six months ended June 30, 2002, the Company recorded a state income tax expense of $125,000 related to the sale of wholly owned subsidiaries to LTC in 2001.

Liquidity and Capital Resources

LTC has provided the Company with a $20,000,000 secured line of credit that bears interest at an annual rate of 10% and matures on April 1, 2008. As of June 30, 2002, the Company had borrowings outstanding under the secured line of credit of $5,478,000. LTC’s Secured Revolving Credit permits LTC to loan the Company up to $25,000,000. The Company and LTC have not increased the secured line of credit between the companies. Should such amendment be proposed, it would need approval of the independent board members of each company’s board. There can be no assurance that such an increase in the line will be offered, at what terms it may be offered and if offered, approved by the Company’s independent Board members. LTC has granted a waiver through June 30, 2002, for unpaid interest of $269,000 for January through June 2002.

Net cash provided by operating activities for the six months ended June 30, 2002, was $976,000. The cash provided by operating activities is primarily due to the Company’s improved working capital position as a result of the improved operational results and the Medicare settlement related to a prior operator. Also, the loss on the investment in ALC common stock accounted for under the equity method for the six months ended June 30, 2002 was $866,000.

Net cash used in investing activities for the six months ended June 30, 2002, was $666,000. The Company purchased $666,000 of equipment for the six months ended June 30, 2002, which was related primarily to the purchase of equipment associated with the Company’s management of the nursing operations.

Net cash provided by financing activities for the six months ended June 30, 2002, was $164,000. During the six months ended June 30, 2002, the Company utilized borrowings under the line of credit of approximately $792,000 to fund the working capital requirements of the nursing facilities operated by the Company. Payments of $3,000 and $656,000 were made on notes and mortgage loans and the LTC line of credit during the six months ended June 30, 2002, respectively.

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

Critical Accounting Policies

In October 2001, the Financial Accounting Standards Board issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is required to be adopted in fiscal years beginning after December 15, 2001. Statement No. 144 on asset impairment supercedes Statement No. 121, “Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and provides a single accounting model for long-lived assets to be disposed of. The Company adopted Statement No. 144 on January 1, 2002 and its adoption did not have a significant impact on the consolidated results of operations or financial position.

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

10.1	Promissory Note between LTC Properties, Inc. and LTC-Fort Tucum, Inc. dated January 30, 2002.

10.2	Security Agreement between LTC Properties, Inc. and LTC-Fort Tucum, Inc. dated January 30, 2002.

10.3	Stock Purchase Agreement between LTC Properties, Inc. and LTC-Fort Tucum, Inc. dated January 30, 2002.

(b)    Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLC Healthcare, Inc.
Registrant

By:	/s/ WENDY L. SIMPSON
WENDY L. SIMPSON
Chief Financial Officer
Dated: August 13, 2002