Form 10-Q
period 2002-09-30
CLC HEALTHCARE INC
filed 2002-11-12
CIK 1059186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________ to __________

Commission file number 1-14151

CLC HEALTHCARE, INC.
(Exact name of Registrant as specified in its charter)

Nevada	91-1895305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

7610 N. Stemmons Freeway, Suite 500
Dallas, Texas 75247
(Address of principal executive offices)

(214) 905-9033
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

                    Shares of Registrant’s common stock, $.01 par value, outstanding at November 13, 2002 – 2,161,826 (excludes Treasury Shares of 1,174,056).

CLC HEALTHCARE, INC.

FORM 10-Q

September 30, 2002

CLC HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,201	$539
Accounts receivable, net of allowance for doubtful accounts: 2002 - $5,386; 2001 – $6,603	6,630	9,789
Prepaid expenses and other current assets	2,057	1,759

Total current assets	9,888	12,087
Property and Equipment:
Land	100	—
Buildings and improvements	2,463	405
Furniture, fixtures and equipment	3,176	2,817
Accumulated depreciation	(1,104)	(653)

Property and equipment, net	4,635	2,569
Other Assets:
Investment in unconsolidated subsidiary	2,770	3,739
Debt securities	1,536	1,515
Other assets	231	243

Total other assets	4,537	5,497

Total assets	$19,060	$20,153

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$5,584	$7,417
Accrued salaries and benefits	3,881	3,819
Resident trust fund balances	561	486
Current portion of mortgage loans payable	40	—
Deferred rent to LTC	1,588	—
Accrued rent payable to LTC	2,100	—
Accrued self insurance risk	7,719	3,866
Other accrued liabilities	5,157	4,672

Total current liabilities	26,630	20,260
Mortgage Loans Payable	1,120	—
Notes Payable to LTC	7,762	7,000
Line of Credit from LTC	5,341	5,342

Total liabilities	40,853	32,602
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock $0.01 par value; 10,000,000 shares authorized	—	—
Common stock $0.01 par value; 40,000,000 shares authorized; shares issued: 2002 – 3,335,882; 2001 – 3,335,882	33	33
Capital in excess of par value	10,224	10,224
Treasury stock: shares 2002 – 1,174,056; 2001 – 1,196,056	(2,642)	(2,643)
Unearned stock compensation	(164)	(211)
Accumulated deficit	(28,843)	(19,461)
Accumulated comprehensive loss	(401)	(391)

Total stockholders’ deficit	(21,793)	(12,449)

Total liabilities and stockholders’ deficit	$19,060	$20,153

See accompanying notes

CLC HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Net patient revenues	$23,188	$22,239	$67,878	$66,296
Rental income	—	902	—	2,693
Interest and other income	262	1,077	799	1,917

Total revenues	23,450	24,218	68,677	70,906
Costs and Expenses:
Salaries and benefits	16,570	17,337	50,487	50,690
Supplies	2,666	3,027	7,878	8,558
Rent – LTC	1,229	720	3,688	2,334
Interest expense	172	697	456	2,068
Interest expense on line of credit from LTC	137	474	406	1,346
Depreciation	163	431	459	1,272
Minority interest	—	86	—	257
Provision for bad debts	202	1,007	885	1,861
Impairment charge	—	3,400	—	5,241
Medicare settlement related to prior operator	—	—	(1,333)	—
Other operating and administrative	4,431	3,260	14,039	13,200

Total expenses	25,570	30,439	76,965	86,827

Operating Loss	(2,120)	(6,221)	(8,288)	(15,921)
Equity and earnings from investment in unconsolidated subsidiary	(103)	—	(969)	—
Loss before provision for income taxes	(2,223)	(6,221)	(9,257)	(15,921)
Provision for income taxes	—	—	125	—

Net loss	$(2,223)	$(6,221)	$(9,382)	$(15,921)

Weighted average shares outstanding	2,168,543	2,126,609	2,150,163	1,951,839

Net Loss Per Common Share:
Basic and diluted net loss per share	$(1.02)	$(2.93)	$(4.36)	$(8.17)

Comprehensive loss:
Net loss	$(2,223)	$(6,221)	$(9,382)	$(15,921)
Unrealized income (loss) on available-for-sale equity securities	(4)	116	(11)	302

Total comprehensive loss	$(2,227)	$(6,105)	$(9,393)	$(15,619)

See accompanying notes

CLC HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2002	2001

OPERATING ACTIVITIES:
Net loss	$(9,382)	$(15,921)
Adjustments to reconcile net loss to net cash (used in) and provided by Operating activities:
Depreciation	459	1,272
Non-cash impairment charge	—	5,241
Loss on investment in unconsolidated subsidiary	969	—
Other non-cash items	—	(352)
Changes in assets and liabilities:
Decrease in accounts receivable, net	3,159	806
(Increase) decrease in prepaid expenses and other assets	(298)	156
(Decrease) increase in accounts payable	(1,833)	1,418
Increase in accrued interest	431	—
Increase in accrued salaries and benefits	62	79
Increase in accrued expenses and other liabilities	7,905	5,598

Net cash provided by (used in) operating activities	1,472	(1,703)
INVESTING ACTIVITIES:
Redemption of LTC bonds	—	560
Purchase of LTC common stock	—	335
Property and equipment additions	(845)	(715)

Net cash provided by (used in) investing activities	(845)	180

FINANCING ACTIVITIES:
Advances under line of credit from LTC	792	3,400
Payments on line of credit from LTC	(793)	(1,397)
Principal payments on mortgage loans payable	(12)	(329)
Issue of restricted common stock	48	31
Repurchase of common stock	—	(246)

Net cash provided by financing activities	35	1,459

Increase (decrease) in cash and cash equivalents	662	(64)
Cash and cash equivalents, beginning of period	539	643

Cash and cash equivalents, end of period	$1,201	$579

Supplemental disclosure of cash flow information:
Interest paid	$431	$2,223
Non-cash investing and financing activities:
Assumption of mortgage note payable	$1,172	$—
Acquisition of real estate properties by deed in-lieu of foreclosure	1,672	—
Increase in notes payable to LTC for purchase of company from LTC	500	—

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

The principal business of the Company is providing long-term healthcare services through the operation of nursing facilities.  As of December 31, 2001, the Company operated 25 nursing facilities with 2,680 licensed beds and a rehabilitation hospital with 84 licensed beds and collectively are referred to herein as nursing facilities.  On March 29, 2002, the Company ceased operating two nursing facilities in Illinois with 150 licensed beds, which were previously leased from LTC. The Company no longer operates in Illinois.  During the first quarter of 2002, the Company purchased two nursing facilities with 97 licensed beds in New Mexico and began operating these facilities in June 2002.  During the second quarter of 2002, the Company de-licensed 24 beds in the state of Kansas of which 10 were at the rehabilitation hospital.  Also, during the third quarter of 2002, the Company de-licensed 29 beds in the state of Iowa.  At September 30, 2002, the Company operated 25 nursing facilities with 2,584 licensed beds and a rehabilitation hospital with 74 licensed beds.  The facilities operated by the Company at September 30, 2002, are located in six states (Georgia, Iowa, Kansas, Texas, New Mexico and Virginia).

The consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments (all of which were normal and re-occurring) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2002, and 2001, pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and controlled partnerships.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading.  These consolidated financial statements should be read along with the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of the results for a full year.

2.         New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”(“SFAS”), which is required to be adopted in fiscal years beginning after December 15, 2001.  SFAS 144 on asset impairment supercedes Statement No. 121, “Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of.  SFAS 144 also broadens the definition of what constitutes discontinued operations for financial reporting purposes, which may result in more dispositions reported as discontinued operations.  The Company adopted SFAS 144 on January 1, 2002 and its adoption did not have a significant impact on the consolidated results of operations or financial position.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections” (“SFAS 145”), which is required to be applied in fiscal years beginning after May 15, 2002, with early application encouraged. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 “Reporting Gains and Losses from Extinguishment of Debt”.  SFAS 145 requires any gains or losses on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified into income from operations.  The Company has not determined the impact on the results of operations or financial position from the adoption of SFAS 145, but the Company does not expect the impact to be material.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged.  SFAS 146 addresses the accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs

CLC HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Incurred in a Restructuring)”.  The Company does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS 146.

3.         Related Parties

Effective October 1, 2002, the Company and LTC amended the secured line of credit extended by the LTC to Company.  The amendment reduced the line from $20,000,000 to $10,000,000 and added certain restrictions as to the use of funds drawn under the agreement. As of September 30, 2002, and December 31, 2001, $5,341,000 and $5,342,000, respectively, were outstanding under the line of credit.  The Company is dependent upon LTC for capital and financing.   During the nine months ended September 30, 2002, the Company borrowed $792,000 under the line of credit and repaid $793,000.  The line of credit continues to bear interest at 10%, mature on April 1, 2008, and contain a provision for acceleration should there be a change of control of the Company.  In consideration of this amendment, LTC waived until November 30, 2002, defaults under its leases with the Company for non-payment of rent.  The amendment was approved by the independent Board members of each company’s board.  The Company has unpaid rent payable to LTC of $2,100,000 as of September 30, 2002.

At this point in time, the Company does not believe that operating activities will have provided cash at November 30, 2002, to satisfy the outstanding unpaid rent of $2,100,000.  If LTC does not provide a waiver in November 2002, the Company would be in default of its leases with LTC and as the landlord, LTC could impose all of its rights and remedies under the leases including the potential termination of the leases (resulting in the loss to the Company of the ability to operate the facilities) and assertion of leasehold damages against the Company.

For the three months ended September 30, 2002, and 2001, the Company recorded interest expense related to the secured line of credit of $137,000 and $474,000, respectively.  For the nine months ended September 30, 2002, and 2001, the Company recorded interest expense related to the secured line of credit of $406,000 and $1,346,000, respectively.  The Company has no unpaid interest related to the secured line of credit as of October 31, 2002.

As of September 30, 2002, the Company operated 23 nursing facilities (one of which is the 74 bed rehabilitation hospital) that are owned by LTC.  The 23 nursing facilities owned by LTC and leased to the Company have annual base rents totaling $3,000,000, $4,000,000, $4,750,000, $5,350,000, $5,900,000, and $6,500,000, in years 2002 through 2007.  The leases contain two five-year renewal options with increases of 2% annually.  These leases have cross default provisions and a provision for acceleration should there be a change of control, as defined in the leases, of the Company.   The leases for 23 nursing facilities owned by LTC are under individual six-year leases, which expire on December 31, 2007.  The Company recorded rent expense related to these properties of  $3,688,000 for the nine months ended September 30, 2002.  As of October 2002, the Company had not paid any rent to LTC for calendar 2002 and as mentioned above LTC, has waived the current default provision through November 2002.

In March 2002, the Company agreed to buy from LTC a wholly owned subsidiary, LTC-Fort Tucum, Inc., for a $500,000 note bearing no interest for one year and thereafter interest at 8% annually for two years.  The Company has certain rights to extend the note at its maturity.  The Company used LTC-Fort Tucum to acquire two skilled nursing facilities in New Mexico, previously operated by Integrated Health Services, Inc., with a total of 97 licensed beds, in a deed-in-lieu of foreclosure transaction.  These facilities are financed with debt from a REMIC pool originated by LTC.  The total debt assumed by the Company was $1,172,000 and the Company began operating the facilities in June 2002.  As of September 30, 2002, these mortgage loans secured by the two nursing facilities had a total outstanding principal of $1,160,000, a weighted average interest rate of 12.5% and a maturity date of April 2015.

In December 2001, Healthcare Holdings, Inc. (“Holdings”), a wholly owned subsidiary of the Company, issued to LTC a Promissory Note (“Note”) in the face amount of $7,000,000.  The Note was issued in exchange for LTC’s right to receive 1,238,076 shares of Assisted Living Concepts, Inc. (“ALC”) common stock distributed concurrently with ALC’s emergence from bankruptcy on December 31, 2001.  The Note is for a term of five years and bears interest at 5.0% compounded annually and accruing to the principal balance plus interest at 2.0% on the original principal of $7,000,000 payable in cash annually.  The Note is a full recourse obligation of Holdings and is secured by all the assets owned now or in the future by Holdings and contains a provision for acceleration should there be a change of control of Holdings or the Company.  At September 30, 2002, the Note had a principal balance of $7,262,000.

In February 2002, the independent members of the Company’s Board of Directors approved, in principle, an Administrative Services Agreement (“Agreement”) between LTC and the Company.  However, the independent members of the Company’s

CLC HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Board of Directors have not as yet been able to confer with an independent advisor on this Agreement.  As a result, the Company and LTC have agreed to defer until January 1, 2003, the effective date of the Agreement.  It is still anticipated that this agreement would terminate on June 30, 2007, and provide that during its term, LTC will provide office space and certain management and administrative services to the Company for a fee of approximately $1,000,000 per year beginning as of January 1, 2003.  Additionally, the Company has an indemnification agreement covering four of the Company’s officers who also serve as officers of LTC and one current Company outside director.

4.         Debt and Equity Securities

At September 30, 2002, the Company owned $1,382,000 face amount of ALC new Senior Secured Notes and $555,000 new Junior Secured Notes, which the Company recorded at management’s estimate of the fair market value of $1,536,000.  During the three and nine months ended September 30, 2002, the Company received an additional $11,000 and $32,000 of ALC Junior Secured Notes as interest in-kind, respectively.  Unrealized holding losses on changes in the fair value of the investment of $4,000 and $11,000 are included in the comprehensive loss for the three and nine months ended September 30, 2002, respectively.

As of September 30, 2002, and December 31, 2001, the Company owned 1,452,793 shares of ALC’s 6,431,759 common shares outstanding or 22.6% of the total ALC outstanding common stock.  In accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) the Company is recording its proportionate share of the equity and earnings reported by ALC.  At December 31, 2001, the Company’s carrying value of its investment in ALC’s common stock was $3,739,000.  At December 31, 2001, 22.6% of ALC’s $32,799,000 equity was $7,413,000.  The difference is being accreted over 40 years, which is management’s estimate of the useful lives of ALC’s non-current assets.  Also, the Company records its share of ALC’s earnings and losses, based on the 22.6% common stock ownership.  During the three months ended September 30, 2002, the Company recorded $23,000 of equity and $126,000 of losses related to the Company’s investment in ALC’s common stock.  During the nine months ended September 30, 2002, the Company recorded $69,000 of equity and $1,038,000 of losses related to the Company’s investment in ALC’s common stock.

5.         Long-term Debt

LTC has provided the Company with a $10,000,000 secured line of credit that bears interest at 10% and matures in April 1, 2008, as amended. – See Note 3 – Related Parties.  As of September 30, 2002, and December 31, 2001, $5,341,000 and $5,342,000, respectively was outstanding under the line of credit.

At September 30, 2002, the Company had two notes due to LTC in the total amount of $7,762,000 – See Note 3 – Related Parties.  During the three months and nine months ended September 30, 2002, the Company recorded interest expense of $129,000 and $386,000, respectively, on these notes, $88,000 and $262,000 of which was in the additional principal.

At September 30, 2002, and December 31, 2001, the Company had total outstanding mortgage loans of $1,160,000 and $0, respectively, with a weighted average interest rate of 12.5% and a maturity date of April 2015 – See Note 3 – Related Parties.

6.         Contingencies

The Company is required, as the lessee of the properties we operate, to secure adequate comprehensive liability insurance.  Since March 18, 2001, the Company has been able to purchase coverage for general and professional liability on a claims-made basis in every state except for Texas and Florida.  The Company ceased all operations in Florida in August 2001.  The Company has notified LTC, its landlord in the state of Texas regarding this lapse in coverage.  The Company has developed a reserve for general and professional liability risks, based on historical data, related to the nursing facilities in Texas and Florida, which currently carry no general and professional liability insurance. At September 30, 2002, and December 31, 2001, the Company had a reserve for general and professional liability risks of $7,719,000 and $3,866,000, respectively.  These reserves include the Company’s estimate of potential uninsured exposure in Texas and Florida and the Company’s estimate of exposure outside of the insured policy coverage.

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

CLC HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

The Texas Health and Safety Code § 242.0372 requires as a condition of licensure for a nursing facility to maintain professional liability insurance.  The statute takes effect September 1, 2003, and requires that the coverage limits be in the minimum amount of $1,000,000 per occurrence and $3,000,000 aggregate; be written on a claims made basis; be issued by either an admitted insurer, the Texas Medical Liability Insurance Underwriting Association or an eligible surplus lines insurer.  The Company interprets the Texas Health and Safety Code coverage limits as a per facility requirement and the Company currently operates seven facilities in the state of Texas.  The Texas Legislature goes into session at the beginning of 2003 and it is expected that this statute will be reviewed at that time.

Currently, the Company has been unable to obtain financially feasible professional liability insurance coverage in the State of Texas.  The Company is unable at this point in time to determine if in the future it will be able to obtain professional liability insurance coverage, which meets the conditions of licensure effective September 1, 2003.

If the legislature does not repeal or amend the current professional liability insurance requirements as a condition of licensure, it is possible that the state could revoke the licenses of the facilities located in Texas and the Company could no longer operate the facilities and the Company would be in default of its leases with LTC and as the landlord LTC, could impose all of its rights and remedies under the leases including the potential termination the leases (resulting in the loss to the Company of the ability to operate the facilities) and assertion of leasehold damages against the Company.

If the Company were not able to obtain professional liability insurance coverage in the State of Texas and as a result could no longer operate its Texas facilities, it would have a material adverse effect on the Company’s financial position, results of operations and liquidity.

7.         Stockholders’ Deficit

During the three months ended September 30, 2002, and 2001, the Company recorded compensation expense related to restricted stock of $20,000 and $15,000, respectively.  During the nine months ended September 30, 2002, and 2001, the Company recorded compensation expense related to restricted stock of $50,000 and $31,000, respectively.

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

As of September 30, 2002, the Company’s investment of $2,770,000 in ALC’s common stock and $1,175,000 Senior Secured Notes and $361,000 Junior Secured Notes represented 15%, 6%, and 2%, respectively, of the Company’s total assets.

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

ALC emerged from bankruptcy on December 31, 2001, and as such, calendar 2002 financial information reflects the implementation of fresh-start reporting.  As a consequence of the implementation of fresh-start reporting effective December 31, 2001, the financial information presented below (in thousands) is not generally comparable to the financial information presented for prior years and periods.

CLC HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company

	(Unaudited)		(Unaudited)
			Nine Months Ended September 30,

	September 30, 2002	December 31, 2001	2002	2001

ALC
Total assets	$218,550	$222,253	N/A	N/A
Total debt	$167,853	$164,083	N/A	N/A
Total stockholders’ equity	$28,157	$32,799	N/A	N/A
Total revenues	N/A	N/A	$114,201	$109,680
Loss before taxes	N/A	N/A	$(4,642)	$(16,142)
Net loss	N/A	N/A	$(4,642)	$(16,142)

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

During the three and nine months ended September 30, 2002, the Company recorded state income tax expense of $0 and $125,000, respectively related to the sale of wholly owned subsidiaries to LTC in 2001.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Three Months Ended September 30, 2002, Compared to the Three Months Ended September 30, 2001
The total revenues for the three months ended September 30, 2002, and September 30, 2001, were $23,450,000 and $24,218,000, respectively.  Net patient revenue increased $949,000 for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001.  The net patient revenue for the 23 same store nursing facilities for the three months ended September 30, 2002, increased $1,945,000 as a result of the increased resident census and higher payor rates.  Also, the Company operated three additional facilities during the three months ended September 30, 2002, which provided $2,007,000 of additional net patient revenue.  Subsequent to September 30, 2001, the Company ceased operating nine nursing facilities, which had produced $3,003,000 of net patient revenue for the three months ended September 30, 2001.  The Company no longer has rental income as a result of the sale of four assisted living facilities and six nursing facilities to LTC in the fourth quarter of 2001, which had produced $902,000 of rental income in the three months ended September 30, 2001.  Interest and other income were $262,000 and $1,077,000 for the three months ended September 30, 2002, and September 30, 2001, respectively.  Interest income decreased as a result of the sale of Regent Assisted Living, Inc. convertible debentures to LTC in December 2001.  The debentures had provided $159,000 of interest income in the three months ended September 30, 2001.  During the three months ended September 30, 2002, Company recorded $62,000 in interest income from the ALC Junior and Senior Notes, as compared to $0 of interest income from ALC convertible debentures for the same three months in 2001.  In addition to net patient revenue, the Company’s ancillary services revenue, which is included in interest and other income, decreased $690,000 during the three months ended September 30, 2002, as compared to the three months ended September 30, 2001.  The Company did not record ancillary services revenue for the first six months of 2001, because the Company had not yet received a Medicare provider number to bill for the services.  The Company received the Medicare provider number in the third quarter of 2001 and recorded the ancillary revenue for the first six months of 2001 in the amount of $926,000.  Also, the other operating income decreased $28,000 for the three months ended September 30, 2002, as compared to the same three months in 2001.

For the three months ended September 30, 2002, and September 30, 2001, salaries and benefits were $16,570,000 and $17,337,000, respectively.  Salaries and benefits for the same store nursing facilities increased $592,000 for the three months ended September 30, 2002, as compared to the same three months in 2001.  The increase is due to the higher resident census and increased benefits costs for the three months ended September 30, 2002.  The three additional nursing facilities had $1,463,000 of salaries and benefits in the three months ended September 30, 2002.  Nine nursing facilities, which the Company has ceased operating, had $2,822,000 of salaries and benefits for the three months ended September 30, 2001.

Supplies expense were $2,666,000 and $3,027,000 for the three months ended September 30, 2002, and September 30, 2001, respectively.  Supplies expense for the 23 same store nursing facilities decreased $236,000 for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001.  The three additional nursing facilities had $199,000 of supplies expense for the three months ended September 30, 2002.  The nine nursing facilities, which the Company has ceased operating, had $324,000 of supplies expense for the three months ended September 30, 2001.

For the three months ended September 30, 2002, and September 30, 2001, 23 and 23 of the nursing facilities operated by the Company were leased from LTC.  The rent expense for the three months ended September 30, 2002, and September 30, 2001, were $1,229,000 and $720,000, respectively, under the related operating leases with LTC.  The increase is a result of the Company’s new six-year lease agreements with LTC.

Interest expense for the three months ended September 30, 2002, and September 30, 2001, was $172,000 and $697,000, respectively.  The sale of four assisted living facilities and six nursing facilities to LTC in the fourth quarter of 2001, resulted in the reduction of  $32,833,000 in mortgage debt and related interest expense of $697,000 for the three months ended September 30, 2001.  The Company had interest expense in the three months ended September 30, 2002, of $172,000, related to the notes payable to LTC and mortgage interest.

For the three months ended September 30, 2002, and September 30, 2001, the Company had interest expense on the line of credit with LTC of $137,000 and $474,000, respectively.  The decrease in interest expense on the line of credit with LTC was a result of a lower average outstanding balance on the line of credit with LTC for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001.  The average outstanding balance on the line of credit with LTC for the three months ended September 30, 2002, and 2001, were $5,417,000 and $18,174,000, respectively.

Depreciation expense for the three months ended September 30, 2002, and 2001, were $163,000 and $431,000, respectively.  The sale of four assisted living facilities and six nursing facilities to LTC in the fourth quarter of 2001 resulted in the reduction of $38,122,000 in depreciable assets and related depreciation expense of $282,000 for the three months ended September 30, 2001.  Depreciation expense for the 23 same store nursing facilities increased $29,000 for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001.  The three additional nursing facilities had $2,000 of depreciation expense for the three months ended September 30, 2002.  Also, the nine nursing facilities, which the Company has ceased operating, had $17,000 of depreciation expense for the three months ended September 30, 2001.

For the three months ended September 30, 2002, and 2001, the Company recorded a provision for bad debts of $202,000 and $1,007,000, respectively.  Bad debt expense for the 23 same store nursing facilities decreased $982,000 for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001.  The decrease in the provision for bad debts for the same store nursing facilities is the result of payment of outstanding accounts receivables related to ancillary services, which had been previously reserved due to the Company’s anticipation of the Medicare provider number.  The three additional nursing facilities had $41,000 of bad debt expense for the three months ended September 30, 2002.  Also, the nine nursing facilities, which the Company has ceased operating, had $136,000 of bad debt expense for the three months ended September 30, 2001.

Other operating and administrative expenses for the three months ended September 30, 2002, and 2001, were $4,431,000 and $3,260,000, respectively.  The 23 same store nursing facilities other operating and administrative expense increased $767,000 for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001.  The increase is primarily the result of the self-insurance risk for professional liability insurance in the three months ended September 30, 2002.  The three additional nursing facilities had $565,000 of other operating and administrative expense for the three months ended September 30, 2002.  The nine nursing facilities which the Company has ceased operating had $161,000 of other operating and administrative expenses for the three months ended September 30, 2001.

No benefit for income taxes was recorded for the three months ended September 30, 2002, and 2001, since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carry-forwards.

Operating Results

Nine Months Ended June 30, 2002, Compared to the Nine Months Ended June 30, 2001
The total revenues for the nine months ended September 30, 2002, and September 30, 2001, were $68,677,000 and $70,906,000, respectively.  Net patient revenue increased $1,582,000 for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001.  The net patient revenue for the 23 same store nursing facilities for the nine months ended September 30, 2002, increased $6,660,000 as a result of the increased resident census and higher payor rates.  Also, the Company operated three additional facilities during the nine months ended September 30, 2002, which provided $4,608,000 of additional net patient revenue.  Subsequent to September 30, 2001, the Company ceased operating nine nursing facilities, which had produced $9,686,000 of net patient revenue for the nine months ended September 30, 2001. The Company no longer has rental income as a result of the sale of four assisted living facilities and six nursing facilities to LTC in the fourth quarter of 2001, which had produced $2,693,000 of rental income in the nine months ended September 30, 2002.  Interest and other income were $799,000 and $1,917,000 for the nine months ended September 30, 2002, and September 30, 2001, respectively.  Interest income decreased as a result of the sale of Regent Assisted Living, Inc. convertible debentures to LTC in December 2001.  The debentures had provided $478,000 of interest income in the nine months ended September 30, 2001.  During the nine months ended September 30, 2002, Company recorded $143,000 in interest income from the ALC Junior and Senior Notes, as compared to $85,000 of interest income from ALC convertible debentures for the same nine months in 2001.  The Company had a decrease of $115,000 in other operating income in the nine months ended September 30, 2002, as compared to 2001.  In addition to the net patient revenue, the Company’s ancillary services revenue, which is included in interest and other income, decreased $583,000 during the three months ended September 30, 2002, as compared to the three months ended September 30, 2001.The Company did not record ancillary services revenue for the first six months of 2001, because the Company had not yet received a Medicare provider number to bill for the services.  The Company received the Medicare provider number in the third quarter of 2001 and recorded the ancillary revenue for the first six months of 2001 in the amount of $926,000.

For the nine months ended September 30, 2002, and September 30, 2001, salaries and benefits were $50,487,000 and $50,690,000, respectively. Salaries and benefits for the 23 same store nursing facilities increased $3,952,000, which includes a $1,117,000 expense adjustment related to prior workers compensation expense due to actual losses exceeding estimated losses for the nine months ended September 30, 2002, as compared to the same nine months in 2001.  The increase is also due to the higher resident census and increased benefits costs for the nine months ended September 30, 2002.  The three additional nursing facilities had $3,463,000 of salaries and benefits in the nine months ended September 30, 2002.  Nine nursing facilities, which the Company has ceased operating, had $7,618,000 of salaries and benefits for the nine months ended September 30, 2001.

Supplies expense were $7,878,000 and $8,558,000 for the nine months ended September 30, 2002 and September 30, 2001, respectively.  Supplies expense for the 23 same store nursing facilities increased $74,000 for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001.  The three additional nursing facilities had $471,000 of supplies expense for the nine months ended September 30, 2002.  The nine nursing facilities, which the Company has ceased operating, had $1,225,000 of supplies expense for the nine months ended September 30, 2001.

For the nine months ended September 30, 2002, and September 30, 2001, 23 and 23 of the nursing facilities operated by the Company were leased from LTC.  The rent expense for the nine months ended September 30, 2002, and September 30, 2001, was $3,688,000 and $2,334,000, respectively, under the related operating leases with LTC.  The increase is a result of the Company’s new six-year lease agreements with LTC.

Interest expense for the nine months ended September 30, 2002, and September 30, 2001, was $456,000 and $2,068,000, respectively.  The sale of four assisted living facilities and six nursing facilities to LTC in the fourth quarter of 2001, resulted in the reduction of  $32,833,000 in mortgage debt and related interest expense of $2,068,000 for the nine months ended September 30, 2002.  The Company had interest expense in the nine months ended September 30, 2002, of $456,000, related to the notes payable to LTC and mortgage interest.

For the nine months ended September 30, 2002, and September 30, 2001, the Company had interest expense on the line of credit with LTC of $406,000 and $1,346,000, respectively.  The decrease in interest expense on the line of credit with LTC was a result of a lower average outstanding balance on the line of credit with LTC for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001.  The average outstanding balance on the line of credit with LTC for the nine months ended September 30, 2002, and 2001, were $5,424,000 and $17,777,000, respectively.

Depreciation expense for the nine months ended September 30, 2002, and 2001, were $459,000 and $1,272,000, respectively.  The sale of four assisted living facilities and six nursing facilities to LTC in the fourth quarter of 2001 resulted in the reduction of  $38,122,000 in depreciable assets and related depreciation expense of $846,000 for the nine months ended September 30, 2001.  The three additional nursing facilities had $5,000 of depreciation expense for the nine months ended September 30, 2002.  Also, the nine nursing facilities, which the Company has ceased operating, had $46,000 of depreciation expense for the nine months ended September 30, 2001.  The same store nursing facilities depreciation expense increased $74,000 in the nine months ended September 30, 2002.

For the nine months ended September 30, 2002, and 2001, the Company recorded a provision for bad debts of $885,000 and $1,861,000, respectively.  Bad debt expense for the 23 same store nursing facilities decreased $1,275,000 for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001.  The decrease in the provision for bad debts for the same store nursing facilities is the result of payment of outstanding accounts receivables related to ancillary services, which had been previously reserved due to the Company’s anticipation of the Medicare provider number..  The three additional nursing facilities had $75,000 of bad debt expense for the nine months ended September 30, 2002.  Also, the nine nursing facilities, which the Company has ceased operating, had $224,000 of additional bad debt expense for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2002.

During the nine months ended September 30, 2002, the Company received a settlement payment of approximately $700,000 and reversed an outstanding note payable to Medicare of $633,000 related to a cost report filed by a prior operator, which the Company settled.

Other operating and administrative expenses for the nine months ended September 30, 2002, and 2001, were $14,039,000 and $13,200,000, respectively.  The 23 same store nursing facilities other operating and administrative expense increased $2,299,000 for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001.  The increase is primarily the result of the self-insurance risk for professional liability insurance in the nine months ended September 30, 2002.  The three additional nursing facilities had $1,450,000 of other operating and administrative expense for the nine months ended September 30, 2002.  The nine nursing facilities which the Company has ceased operating had $2,910,000 of other operating and administrative expenses for the nine months ended September 30, 2001.

No benefit for income taxes was recorded for the nine months ended September 30, 2002, and 2001, since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carry-forwards.

During the nine months ended September 30, 2002, the Company recorded a state income tax expense of $125,000 related to the sale of wholly owned subsidiaries to LTC in 2001.

Liquidity and Capital Resources
LTC has provided the Company with a $10,000,000 secured line of credit that bears interest at an annual rate of 10% and matures on April 1, 2008.  The line of credit does not allow the Company to draw funds under the agreement to pay any claim resulting from an uninsured loss arising as a result of a claim for general or professional liability.  Additionally, the line of credit requires the Company to submit a certification from an officer of the Company at the time of a funding request that such requested funds will not be used in violation of this provision.  As of September 30, 2002, the Company had borrowings outstanding under the secured line of credit of $5,341,000. The Company has no unpaid interest related to the secured line of credit as of November 2002.

Effective October 1, 2002, the Company and LTC amended the secured line of credit extended by the LTC to Company.  The amendment reduced the line from $20,000,000 to $10,000,000 and added certain restrictions (as explained above) as to the use of funds drawn under the agreement.  The line of credit continues to bear interest at 10%, mature on April 1, 2008 and contains a provision for acceleration should there be a change of control of the Company.  In consideration of this amendment, the Company waived until November 30, 2002, defaults under its leases with the Company for non-payment of rent.  The amendment was approved by the independent Board members of each company’s board.  The Company has unpaid rent payable to LTC of $2,100,000 as of September 30, 2002.

At this point in time, the Company does not believe at November 30, 2002, that operating activities will have provided cash sufficient enough to satisfy the outstanding unpaid rent of $2,100,000, which the LTC has until November 30, 2002, waived defaults under its leases with the Company for non-payment of rent.  If LTC does not provide a waiver in November 2002, the Company would be in default of its leases with LTC and as the landlord LTC could impose all of its rights and remedies under the leases including the potential termination of the leases (resulting in the loss to the Company of the ability to operate the facilities) and assertion of leasehold damages against the Company.

Net cash provided by operating activities for the nine months ended September 30, 2002, was $1,472,000.  The cash provided by operating activities is primarily due to the Company’s improved working capital position as a result of the improved operational results and the Medicare settlement related to a prior operator.  Also, the loss on the investment in ALC common stock accounted for under the equity method for the nine months ended September 30, 2002, was $969,000.

Net cash used in investing activities for the nine months ended September 30, 2002, was $845,000.  The Company used $845,000 of cash for equipment and improvements for the nine months ended September 30, 2002, which was related primarily to the purchase of equipment and leasehold improvements associated with the Company’s management of the nursing operations and the nursing facilities.

Net cash provided by financing activities for the nine months ended September 30, 2002, was $35,000.  During the nine months ended September 30, 2002, the Company utilized borrowings under the line of credit of approximately $792,000 to fund the working capital requirements of the nursing facilities operated by the Company.  Payments of $12,000 and $793,000 were made on notes and mortgage loans and the LTC line of credit during the nine months ended September 30, 2002, respectively.

In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”) was enacted to provide up to $35 billion in additional funding to Medicare and Medicaid programs over the following five years.  Under BIPA, all Resource Utilization Groupings (“RUG”) categories increased 4.0%, and the nursing component for each RUG category increased by 16.7% over the existing rates for skilled nursing care for the period April 1, 2001 through September 30, 2002.  BIPA also provided some relief from scheduled reductions to the annual inflation adjustments to the RUG payment rates through September 2001. These two “add ons” expired on October 1, 2002 and Congress recessed without extending them.  There is some possibility that this may be favorably addressed when Congress reconvenes the week of November 11th, and some or all of the “add ons” restored prospectively or retrospectively, however no assurances can be given that this or any action will occur on the “add ons.”  The Company estimates that based on its current Medicare patient census, a total loss of these “add ons” will decrease its annual Medicare revenues by approximately $1,600,000 and since the costs for caring for Medicare patients will not be reduced by a commensurate amount, the majority, if not all, of this reduction will also reduce operating income.

As discussed in Note 6 – Contingencies, the Company has a significant reserve for uninsured general and profession liability claims.  While management believes at this time, that the existing claims do not present a material adverse affect on the Company’s financial position or results of operations, such claims could have a material adverse effect on the Company’s liquidity.  The analysis and recorded allowance for these claims is based on past experience and estimates and while management, at this time, believes their estimates of allowances are adequate, the ultimate liability may be in excess of or less than the amounts recorded.

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

New Accounting Pronouncements Critical Accounting Policies
In October 2001, the Financial Accounting Standards Board issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is required to be adopted in fiscal years beginning after December 15, 2001.  Statement No. 144 on asset impairment supercedes Statement No. 121, “Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and provides a single accounting model for long-lived assets to be disposed of. Statement No. 144 also broadens the definition of what constitutes discontinued operations for financial reporting purposes, which may result in more dispositions reported as discontinued operations.   The Company adopted Statement No. 144 on January 1, 2002 and its adoption did not have a significant impact on the consolidated results of operations or financial position.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections” (“SFAS 145”), which is required to be applied in fiscal years beginning in May 15, 2002, with early application encouraged. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 “Reporting Gains and Losses from Extinguishment of Debt”.  SFAS 145 requires any gains or losses on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified into income from operations.  The Company has determined the impact on the results of operations or financial position from the adoption of SFAS 145, but the Company does not impact to be material.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged.  SFAS 146 addresses the accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The Company does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS 146.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.   CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II

OTHER INFORMATION

Item 5.	Other Information

(a)	Section 302 Certification of Chief Executive Officer

(b)	Section 302 Certification of Chief Financial Officer

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant’s long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

	10.1	First Amendment to Second Amended and Restated Promissory Note between LTC Properties and CLC Healthcare, Inc. dated October 1, 2002.

(b)	Reports on Form 8-K

On August 14, 2002, the Company filed a Current Report on Form 8-K dated August 14, 2002, reporting its certifications as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLC HEALTHCARE, INC.
Registrant

Dated: November 12, 2002	By:	/s/ WENDY L. SIMPSON

Wendy L. Simpson Chief Financial Officer

Item 5. (a)

Form 10-Q Section 302 Certification

CERTIFICATION

I, Andre C. Dimitriadis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CLC Healthcare, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ ANDRE C. DIMITRIADIS

Andre C. Dimitriadis Chairman & Chief Executive Officer

Item 5. (b)

Form 10-Q Section 302 Certification

CERTIFICATION

I, Wendy L. Simpson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CLC Healthcare, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ WENDY L. SIMPSON

Wendy L. Simpson Executive Vice President & Chief Financial Officer