Form 10-K
period 2002-12-31
CLC HEALTHCARE INC
filed 2003-03-31
CIK 1059186

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  1-14151

CLC HEALTHCARE, INC.
 (Exact name of Registrant as specified in its charter)

NEVADA	91-1895305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7610 N. Stemmons Freeway, Suite 500 Dallas, Texas 75247
(Address of principal executive offices)

Registrant’s telephone number, including area code: (214) 905-9033

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

          Indicate by check mark whether the Company is an accelerated filer.

Yes ☐	No ☒

          The aggregate market value of voting and non-voting stock held by non-affiliates of the Company was approximately $514,682 as of June 28, 2002 (the last business day of the Company’s most recently completed second fiscal quarter).

2,142,826
(Number of shares of common stock outstanding as of March 1, 2003)

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Certain information contained in this annual report includes statements that are not purely historical and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future.  All statements other than historical facts contained in this annual report are forward-looking statements.  These forward-looking statements involve a number of risks and uncertainties.  All forward-looking statements included in this annual report are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements.  Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.  The actual results achieved by us may differ materially from any forward-looking statements due to the risks and uncertainties of such statements.

Item 1.	BUSINESS

General

On February 6, 2002, the stockholders approved changing the name of our company to CLC Healthcare, Inc. (“CLC”) from LTC Healthcare, Inc.  CLC, a Nevada corporation, was incorporated on March 20, 1998 and began operations on March 25, 1998.  Our company was originally a preferred stock subsidiary of LTC Properties, Inc. (“LTC “), a real estate investment trust (“REIT”).  On September 30, 1998, concurrently with the conversion of all shares of company non-voting common stock held by LTC into voting common stock of our company, LTC completed the spin-off of our common stock through a taxable dividend to holders of LTC common stock, convertible subordinated debentures and Series C Preferred Stock.  See “Part II, Item 8 – FINANCIAL STATEMENTS - Note 3. Transactions with LTC Properties, Inc.”

In accordance with “plain English” guidelines provided by the Securities and Exchange Commission, whenever we refer to “our company” or to “us”, or use the terms “we” or “our”, we are referring to CLC Healthcare, Inc. and its subsidiaries.

The principal business of our company is providing long-term healthcare services through the operation of nursing facilities.  As of March 1, 2003, our company operates twenty-five skilled nursing facilities with 2,584 licensed beds and a rehabilitation hospital with 74 licensed beds.  The facilities operated by us are located in six states and are collectively referred to herein as nursing facilities.

Operations

Our company has one operating segment, nursing facility operations.  Nursing facility operations include revenues generated by providing long-term healthcare services in nursing facilities operated by us.

Prior to September 1, 1999, our revenues consisted primarily of rental income from the ownership of long-term care facilities leased to third-party operators.  In August 1999, we acquired Generations Management Services, Inc. (“Generations”), a nursing facility management company.  For the period from August 20, 1999, to December 31, 1999, Generations managed the operations of nine nursing facilities for a third-party provider of long-term care under a fee based management agreement.  Eight of the facilities managed for the third-party provider were leased to the third-party by LTC and the remaining facility was leased to the third-party by our company.  The facility owned by us was closed throughout the term of the management agreement.  The third-party manager anticipated that our owned facility would be licensed and opened.  On December 31, 1999, the management agreement was terminated between Generations and the third-party provider.  A new at-risk management agreement was entered into between the third-party provider and our company effective January 1, 2000, for the eight facilities leased to the third-party provider from LTC. During 2000, two leases between LTC and the third-party provider were terminated and the facilities were leased directly to us from LTC.  Concurrently, the management agreement between our company and the third-party provider was terminated for the two facilities now leased directly from LTC.

On September 1, 1999, we entered into operating leases with LTC for the six remaining facilities and began operating the six nursing facilities.  In October 1999, we began operating twelve additional nursing facilities.  Eleven of the nursing facilities our company began operating in October 1999, were leased from LTC and the remaining facility was acquired by us.  We initially entered into management agreements with two third-party operators of long-term care facilities for the management of the twelve facilities.  Effective February 29, 2000, the management agreement with one of the third-party operators was terminated and we began operating nine of the facilities on March 1, 2000.  The management agreement for the remaining three facilities was terminated on March 31, 2000, and we began operating those facilities on April 1, 2000.

On January 1, 2000, our company began operating five facilities that were leased from LTC, and effective February 1, 2000, we began operating one facility that was leased from a third party.  In May of 2000, the facility owned by us that was formerly closed was opened.

In June 2000, LTC terminated the lease on a facility operated by our company.  Also, during 2000, LTC sold two facilities that were leased to us.  On August 9, 2000, the lease was terminated on one of the facilities sold and our company ceased operating the facility.  The lease was terminated on the second sold facility on September 30, 2000.

Effective January 1, 2001, our company and LTC agreed to terminate leases of four facilities containing a total of 603 licensed beds in four states.  These facilities were being operated by us under a short-term, at-risk management agreement with LTC during a transition period.

On March 1, 2001, our company began operating an additional facility not formerly operated by us under a short-term, at-risk management agreement with LTC.  On April 1, 2001, we began operating one additional nursing facility under an operating lease with LTC.  On April 24, 2001, we ceased operating and closed one nursing facility previously operated under a short-term, at-risk management agreement with LTC.  On May 25, 2001, we ceased operating and closed one nursing facility previously leased from LTC.  On June 20, 2001, we ceased operating and closed one nursing facility previously leased from LTC.  On July 24, 2001, our company ceased operating and closed one nursing facility previously operated under a short-term, at-risk management agreement with LTC.  On August 1, 2001, we ceased operating one nursing facility previously operated under a short-term, at-risk management agreement with LTC.  On September 17, 2001, our company ceased operating and closed one nursing facility previously operated under a short-term, at-risk management agreement with LTC.  On October 19, 2001, we ceased operating and closed one nursing facility previously leased from LTC.  On December 1, 2001, we began operating one additional nursing facility under an operating lease with an unrelated party. In December 2001, we began operating one nursing facility under an operating lease with LTC, which previously was under a short-term, at-risk management agreement with LTC.

In February 2002, LTC sold two skilled nursing facilities in Illinois which had been leased to us to an unrelated third party.  We continued to operate these facilities under a short-term operations transfer agreement until the new owner obtained a license and regulatory approval.  On March 29, 2002, we ceased operating the two nursing facilities in Illinois.  We no longer operate in the state of Illinois.  Effective April 1, 2002, we de-licensed 24 beds in Kansas.  In June 2002, we purchased two nursing facilities in New Mexico from LTC.  Effective September 1, 2002, we de-licensed 29 beds in Iowa.

As a result, as of March 1, 2003, our company operates twenty-five skilled nursing facilities with 2,584 licensed beds and a rehabilitation hospital with 74 licensed beds.  The facilities operated by us are located in six states and are collectively referred to herein as nursing facilities.  See “Relationship with LTC Properties, Inc.” below.

Our company’s nursing facilities provide residents with routine care services, including daily dietary, social and recreational services, and pharmacy and medical supplies as well as restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals.  Our nursing facilities also provide inpatient skilled nursing services and rehabilitative, restorative and transitional medical services to individuals with higher acuity medical conditions. We provide 24-hour nursing care in these nursing facilities by registered nurses, licensed practical nurses, and certified nurses’ aides.

We believe that the margins of our nursing facility operations can be improved through direct management by our company of the operations of the nursing facilities and by increasing resident census.  Our strategy is to improve resident census while providing comprehensive quality services to the residents of our nursing facilities within the reimbursement constraints imposed by third-party payors.

Competition

The long-term care industry is highly competitive.  Our company’s nursing facilities generally operate in communities that are also served by similar nursing facilities operated by other operators. Some competing nursing facilities are located in buildings that are newer than those operated by us, provide services not offered by our nursing facilities or are operated by entities having greater financial and other resources and longer operating histories than ours.  In addition, some nursing facilities are operated by nonprofit organizations or government agencies supported by endowments, charitable contributions, tax revenues, and other resources not available to us.  Our company’s ability to compete with other operators of long-term care facilities is based on numerous factors, including our reputation for the quality and comprehensiveness of services provided; the commitment and expertise of our staff; the innovativeness of our treatment programs; local physician and hospital support; marketing programs; charges for services; family preferences and the physical appearance, location and condition of our nursing facilities.  There can be no assurance that we will not encounter increased competition in the future that would adversely affect our financial condition and results of operations.

Employees

As of March 1, 2003, our company had approximately 2,500 employees.

Investor Information

We do not currently maintain an Internet website.  We will provide, as soon as reasonably possible after these reports are filed with the Securities and Exchange Commission, at no charge and upon request, paper copies of our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended.  Requests may be made in writing or by telephone at the address or telephone number listed on the cover of the Form 10-K.

Governmental Regulation

General.  Our company derives a substantial portion of its revenue from third-party payers, including the Medicare and Medicaid programs.  The Medicare program was enacted in 1965 to provide a nationwide federally funded health insurance program for the elderly and certain disabled persons.  The Medicaid program is a joint federal-state cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind, or disabled individuals, and members of families with dependent children, whose income and resources are insufficient to meet the costs of necessary medical services. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative regulations and rulings, interpretation and discretion, which may affect payments made to providers under these programs.  The amounts of program payments received by us can be changed by legislative or regulatory actions and by determinations made by fiscal intermediaries and other payment agents acting on behalf of the programs.

Medicare PPS System and Related Legislation.  Medicare reimbursement for skilled nursing facilities is based on a prospective payment system (“PPS”) under which facilities are paid a federal per diem rate for virtually all covered services.  Payment is determined by Resource Utilization Groups (“RUGs”).  The PPS system, which was mandated by the Balanced Budget Act of 1997 (the “Balanced Budget Act”), was phased in starting with cost reporting periods beginning on or after July 1, 1998.  All of our nursing facilities were paid at the full federal rate beginning October 1, 2001.  PPS has resulted in more intense price competition and lower margins for our company.  There can be no assurance that our company will be able to operate at costs of services below the PPS reimbursement rates, or that the failure of our company to do so will not have a material adverse effect on our liquidity, financial condition, and results of operations.

The Balanced Budget Refinement Act, enacted in November 1999 (“BBRA 1999”), and the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA 2000”) sought to mitigate some of the reductions in reimbursement to skilled nursing facilities resulting from the Balanced Budget Act.  While many of the payment increases mandated by these two bills expired October 1, 2002, skilled nursing facilities (“SNFs”) continue to benefit from a BBRA 1999 provision (subsequently modified by BIPA 2000) that temporarily increases payments for certain high-acuity patients.  Specifically, the legislation temporarily increases the PPS per diem rates for certain specific patient acuity categories, beginning April 1, 2000, and ending when the Centers for Medicare & Medicaid Services (“CMS”), formerly the Health Care Financing Administration (“HCFA”), implements a refined RUG system that better accounts for medically-complex patients.  The Secretary did not implement such refinements in federal fiscal year 2003, and the Bush Administration has indicated that the refinements also will not be implemented in federal fiscal year 2004.

The Balanced Budget Act also instituted a consolidated billing requirement for skilled nursing facilities, which required facilities to submit Medicare claims to the fiscal intermediary for virtually all Medicare services that its residents receive, except for certain specifically excluded services.  The BBRA 1999 excluded additional items from the consolidated billing requirement. Moreover, BIPA 2000 limited consolidated billing requirements to items and services furnished to skilled nursing facility residents in a Medicare Part A covered stay and therapy services covered under Part B.  In other words, for residents not covered under a Part A stay, facilities may choose to bill for non-therapy Part B services and supplies, or they may elect to have suppliers continue to bill Medicare directly for these services.

Moreover, the Balanced Budget Act established: (1) a $1,500 per beneficiary annual cap for all outpatient physical therapy services and speech language pathology services; and (2) a $1,500 per beneficiary annual cap for all outpatient occupational therapy services.  The BBRA 1999 and BIPA 2000 suspended implementation of these caps through 2002.  While Congress did not extend the moratorium before it expired, CMS has announced that it will not begin enforcing the therapy caps until July 1, 2003, and that the caps are indexed for inflation, bringing the caps to $1,590.

Balanced Budget Act – Medicaid.  The Balanced Budget Act also repealed the Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated nursing facilities.  Since repeal, many states have sought to lower their nursing facility payment rates, and several have succeeded.  It is unclear at this time the extent to which additional state Medicaid programs will adopt changes in their Medicaid reimbursement systems, or, if adopted and implemented, what affect such initiatives would have our company.  There can be no assurance that future changes in Medicaid reimbursement rates to nursing facilities will not have an adverse effect on our company.  Further, the Balanced Budget Act allows states to mandate enrollment in managed care systems without seeking approval from Health and Human Services (“HHS”) for waivers from certain Medicaid requirements as long as certain standards are met.  These managed care programs have historically exempted institutional care although some states have instituted pilot programs to provide such care under managed care programs.  Nevertheless, several states use capitated managed care financing for at least a portion of their long-term care programs. We are not able to predict whether any future states’ waiver provisions will change the Medicaid reimbursement systems for long-term care facilities from cost-based or fee-for-service to managed care negotiated or capitated rates or otherwise affect the level of payments to us.  Moreover, many states are facing significant budget shortfalls, and most states are taking steps to implement cost controls within their Medicaid programs.  Significant limits on the scope of services reimbursed and on rates of reimbursement under the Medicaid program could have a material adverse effect on our company’s liquidity, financial condition and results of operations.

On January 12, 2001, the Secretary of HHS issued final regulations to implement changes to the Medicaid “upper payment limit” requirements and additional restrictions were issued January 18, 2002.  The purpose of the rule is to stop states from using certain accounting techniques to inappropriately obtain extra federal Medicaid matching funds that are not necessarily spent on healthcare services for Medicaid beneficiaries.  Although the rule is being phased in over eight years to reduce the adverse impact on certain states, the rule eventually could result in decreased federal funding to state Medicaid programs, which, in turn, could prompt certain states to reduce Medicaid reimbursements to providers, including nursing facilities.

Future Legislative Changes.  We expect Congress and the states’ legislatures to continue to consider measures to reduce the growth in Medicare and Medicaid expenditures.  As noted previously, certain of the increases in Medicare reimbursement for skilled nursing facilities provided for under the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act expired in October 2002. Congress has not enacted additional legislation to date to further extend these provisions.  No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any such action, or the form of relief, if any, that may be enacted.  In addition, the Medicare Payment Advisory Commission (“MedPAC”), an independent federal body established to advise Congress on issues affecting the Medicare program, reportedly will recommend in a March 2003 report that Congress adopt additional reductions in skilled nursing facility reimbursement. While the MedPAC recommendations are not binding on Congress, they may affect Congressional consideration of future Medicare reimbursement legislation.

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

Certain states are currently evaluating various proposals to restructure healthcare delivery within their respective jurisdictions.  It is uncertain at this time what legislation of this type will ultimately be enacted and implemented or whether other changes in the administration or interpretation of governmental healthcare programs will occur. We anticipate that state legislatures will continue to review and assess various healthcare reform proposals and alternative healthcare systems and payment methodologies.  We are unable to predict the ultimate impact of any future state restructuring of the healthcare delivery system, but such changes could have a material adverse effect on our company’s liquidity, financial condition, and results of operations.

Licensure.  Our nursing facilities are subject to extensive state and local laws and regulations relating to licensure, conduct of operations, ownership of facilities, and services provided within the nursing facilities.  Our nursing facilities are subject to regulation and licensing by state and local health and social services agencies and other regulatory authorities.  In order to maintain its operating licenses, nursing facilities must comply with standards concerning medical care, equipment and hygiene.  Although regulatory requirements vary from state to state, these requirements generally address among other things: personnel education and training; staffing levels; patient records; facility services; quality of care provided; physical residence specifications; food and housekeeping services; and residents’ rights and responsibilities.  These nursing facilities are subject to periodic survey and inspection by governmental authorities.  Our nursing facilities are also subject to various state and local building codes and other ordinances, including zoning, and safety codes.

Certificate of Need.  Certificate of Need (“CON”) statutes and regulations control the development and expansion of healthcare services and facilities in certain states.  The CON process is intended to promote quality healthcare and to avoid the unnecessary duplication of services, equipment and facilities.  CON or similar laws generally require that approval be obtained from the designated state health planning agency for certain acquisitions and capital expenditures, and that such agency determine that a need exists prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services.  Additionally, several states have instituted moratoria on new CONs or the approval of new beds.  CONs or other similar approvals may be required should we be able to do future acquisitions and/or expansions.  There can be no assurance that we will be able to obtain the CONs or other approvals necessary for any or all such projects.

Survey and Certification.  Long-term care facilities must comply with certain requirements to participate either as a skilled nursing facility under Medicare or a nursing facility under Medicaid.  Regulations promulgated pursuant to the Omnibus Budget Reconciliation Act of 1987 obligate facilities to demonstrate compliance with requirements relating to resident rights, resident assessment, quality of care, quality of life, physician services, nursing services, pharmacy services, dietary services, rehabilitation services, infection control, physical environment, and administration.  Regulations governing survey, certification, and enforcement procedures to be used by state and federal survey agencies to determine facilities’ level of compliance with the participation requirements for Medicare and Medicaid were adopted by CMS effective July 1, 1995.  These regulations require that surveys focus on resident outcomes.  They also state that all deviations from participation requirements will be considered deficiencies, but a facility may have certain minor deficiencies and be in substantial compliance with the regulations.  The regulations identify various remedies that may be imposed against facilities and specify the categories of deficiencies for which they will be applied.  These remedies include, but are not limited to: civil monetary penalties of up to $10,000 per day or “per instance”; facility closure and/or transfer of residents in emergencies; denial of payment for new or all admissions; directed plans of correction; and directed in-service training.  Failure to comply with applicable requirements for participation may also result in termination of the provider’s Medicare and Medicaid provider agreements.  Termination of nursing facilities’ Medicare or Medicaid provider agreements could have a material adverse effect on our company’s liquidity, financial condition, and results of operations.

The federal government has implemented several initiatives in recent years designed to improve the quality of care in nursing facilities and to reduce fraud in the Medicare program.  These initiatives include tougher enforcement measures by state surveying authorities, empowering specialized contractors to track down Medicare scams and program waste, and expanded use of “fraud fighters” by Medicare contractors.   Moreover, in April 2002, HHS announced a Nursing Home Quality Initiative pilot program for six states.  This pilot program was designed to provide consumers with comparative information about nursing facility quality measures. The initiative rated every nursing facility and skilled nursing facility operating in these states on specific quality of care indicators, including percentages of residents with infections, bedsores, and unplanned weight loss, among others. On April 24, 2002, HHS released initial quality data from nursing homes in the pilot program’s six states. The quality data, along with other information about individual nursing facilities, have been made available to the public through Medicare’s consumer web site, newspaper ads and a telephone help line. On November 12, 2002, HHS announced that the program is being launched nationwide. For the national project, HHS is using ten quality measures.  On November 13, 2002, CMS published advertisements in newspapers in every state that included a sampling of the quality data.  The complete listing is available on the CMS internet site.

Referral Restrictions and Fraud and Abuse.  The Medicare and Medicaid anti-kickback statute, 42 U.S.C. § 1320a-7b(b), prohibits the knowing and willful solicitation or receipt of any remuneration “in return for” referring an individual, or for recommending or arranging for the purchase, lease, or ordering, of any item or service for which payment may be made under Medicare or a state healthcare program.  In addition, the statute prohibits the offer or payment of remuneration “to induce” a person to refer an individual, or to recommend or arrange for the purchase, lease, or ordering of any item or service for which payment may be made under the Medicare or state healthcare programs.  The statute and the so-called safe harbor regulations establish numerous exceptions by defining conduct, which are not subject to prosecution or other enforcement remedies.  Violation of the anti-kickback statute could result in criminal conviction, as well as civil monetary penalties and exclusions.

The Ethics in Patient Referrals Act (“Stark I”), effective January 1, 1992, generally prohibits physicians from referring Medicare patients to clinical laboratories for testing if the referring physician (or a member of the physician’s immediate family) has a “financial relationship,” through ownership or compensation, with the laboratory.  The Omnibus Budget Reconciliation Act of 1993 contains provisions commonly known as “Stark II” (“Stark II”) expanding Stark I by prohibiting physicians from referring Medicare and Medicaid patients to an entity with which a physician has a “financial relationship” for the furnishing of certain items set forth in a list of “designated health services,” including physical therapy, occupational therapy, home health services, and other services.  Subject to certain exceptions, if such a financial relationship exists, the entity is generally prohibited from claiming payment for such services under the Medicare or Medicaid programs, and civil monetary penalties may be assessed for each prohibited claim submitted.  On January 4, 2001, CMS released the first part of the Stark II final rule.  This final rule is divided into two phases.  Phase I focuses on the provisions related to prohibited referrals, the general exception to ownership and compensation arrangement prohibitions and the related definitions.  Most of Phase I of the rulemaking became effective January 4, 2002, one year after the date of its publication in the Federal Register.  Phase I of the final rule eases certain of the restrictions in the proposed rule, including the criteria for qualifying as a group practice.  The final rule also, among other things: conforms the supervision requirements to CMS coverage and payment policies for the specific services; clarifies the definitions of designated health services and indirect financial relationships; and creates new exceptions for indirect compensation arrangements and compensation of faculties in academic medical centers. Phase II of the final rule has not yet been released. Phase II will cover the remaining portions of the statute, including those pertaining to Medicaid.

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

Health Information Practices.  The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) mandates, among other things, the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry.  Among the standards that HHS will adopt pursuant to HIPAA are standards for the following:

•	electronic transactions and code sets;
•	unique identifiers for providers, employers, health plans and individuals;
•	security and electronic signatures;
•	privacy; and
•	enforcement.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the healthcare industry, we believe the law could initially bring about significant and, in some cases, costly changes.  HHS has released three rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits.

Second, HHS has released new standards relating to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require entities to impose those rules, by contract, on any business associate to whom such information is disclosed.

Third, on February 20, 2003, HHS issued final rules governing the security of health information. This rule specifies a series of administrative, technical, and physical security procedures covered entities must use to assure the confidentiality of electronic protected health information.

HHS finalized the new transaction standards on August 17, 2000, and covered entities originally were required to comply with the new standards by October 16, 2002.  Congress passed legislation in December 2001 that delayed the compliance date for one year (until October 16, 2003), but only for entities that submit a compliance plan to HHS by the original implementation deadline, which we have done.  On February 20, 2003, HHS published certain modifications to the final transaction standards, but these changes do not affect the October 16, 2003 compliance deadline. The privacy standards were issued on December 28, 2000, and, after certain delays, became effective April 14, 2001, with a compliance date of April 14, 2003. The security standards are effective April 21, 2003, with a compliance date of April 21, 2005, for most covered entities. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

We are aware of and are evaluating the effects of HIPAA.  We cannot at this time estimate the cost of such compliance, nor estimate the cost of compliance with standards that have not yet been finalized.  The new and proposed health information standards are likely to have a significant effect on the manner in which we handle health data and communicate with payers.  However, based on our current knowledge, we cannot currently estimate the cost of compliance or if there will be a material adverse effect on our business, financial condition, or results of operations as a result of our experiencing increased costs for compliance.

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

Relationship with LTC Properties, Inc.

As of December 31, 2002, twenty-three of our nursing facilities with 2,511 licensed beds were leased from LTC.   The current leases for the twenty-three nursing facilities owned by LTC are under individual six-year leases, which expire on December 31, 2007, with aggregate annual base rents for 2002, 2003, 2004, 2005, 2006 and 2007 of $3,000,000, $4,000,000, $4,750,000, $5,350,000, $5,900,000, and $6,500,000, respectively.  The leases contain two five-year renewal options with increases of 2% annually.  These leases have a provision for acceleration should there be a change of control, as defined in the leases, of our company.  As of December 31, 2002, our company had unpaid rent related to these leases of $2,400,000.

See “Part II, Item 8. – FINANCIAL STATEMENTS – Note 1. – Basis of Presentation and Note 3. – Transactions with LTC Properties, Inc.”  Our company has sustained operating losses and net losses every year since inception, currently has no outside operating financing availability other than the line of credit with LTC discussed below and has recorded an actuarially based accrual for general and professional liability of $11,946,000 for the year ended December 31, 2002.  See below for discussion of our insurance coverage.  We have received a “going concern” opinion from our outside auditors.

LTC has discussed with our Board of Directors the possible transfer of some or all of the twenty-three LTC leased facilities to other operators and our independent directors agreed, at this time, to permit LTC to solicit other operators for these facilities.  LTC has committed that until June 30, 2003, and contingent on LTC reaching an agreement with another operator for any of these facilities, LTC would purchase from us the leasehold improvements, furniture, fixtures and equipment and pay us a mutually agreeable lease breakage fee for any facility leased to a new operator.  LTC has also agreed to give us a rent abatement retroactive to March 1, 2003 on any facility where LTC has entered into a new lease with a new operator.

Should these facilities be transferred to other operators, we would need to significantly restructure our company to reflect reduced operations.  At this time, we are unable to estimate the impact on our company from such potential reorganization.

Our Chief Executive Officer and Vice President of Taxes serve as the same officers of LTC.  Our President also serves as LTC’s Executive Vice President, Chief Investment Officer.  Prior to March 7, 2003, when she resigned, our Chief Financial Officer also served and still serves as Chief Financial Officer of LTC.  Our Chief Executive Officer, President and the former Chief Financial Officer  remain members of our Board of Directors.  LTC has provided these three directors and one outside director with indemnification agreements.

In March 2002, LTC agreed to sell a wholly owned subsidiary, LTC-Fort Tucum, Inc. to us for a $500,000 note payable bearing no interest for one year and thereafter interest at 8% annually for two years.  We have certain rights to extend the note payable at its maturity.  We used LTC-Fort Tucum to acquire two nursing facilities in New Mexico, previously operated by Integrated Health Services, Inc., with a total of 97 beds, in a deed-in-lieu of foreclosure transaction.  These nursing facilities are financed with debt from a REMIC pool originated by LTC.  The total debt assumed by our company was $1,172,000 and we began operating the facilities on June 1, 2002.  As of December 31, 2002, these mortgage loans secured by the two nursing facilities has a total outstanding principal of $1,150,000, a weighted average interest rate of 12.6% and a maturity date of April 2015.

On June 23, 2000, LTC’s Board of Directors appointed our company as exclusive sales agent for all LTC’s identified nursing facilities for a period of one year and approved a commission agreement with us effective April 1, 2000.  Pursuant to the agreement, we received sales commissions of $1,600,000 in fiscal 2000. The exclusive sales agent agreement with LTC expired on March 31, 2001.

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

In October 2001, Assisted Living Concepts, Inc., (“ALC”) filed for reorganization under Chapter 11 of the federal bankruptcy laws.  The filing was pre-negotiated with sufficient debt holders to allow ALC to reorganize its debt and equity and emerge from bankruptcy as of 12:01 a.m. on January 1, 2002.  The final order affirming the reorganization was made in December 2001, consequently we reflected the transaction as of December 31, 2001.  On December 17, 2001, Healthcare Holdings, Inc. (“Holdings”), a wholly owned subsidiary of our company, and LTC entered into an Assignment and Assumption Agreement (“Agreement”) whereby Holdings bought from LTC the right to receive common stock of ALC to be distributed pursuant to the First Amended Joint Plan of Reorganization of Assisted Living Concepts, Inc. and Carriage House Assisted Living, Inc. (“Plan”).  The Plan was confirmed at a hearing on December 5, 2001.

On December 31, 2001, Holdings issued a Promissory Note (“Note”) in accordance with the Agreement in the face amount of $7,000,000 in payment for the right to receive 1,238,076 shares of ALC common stock distributed pursuant to the Plan (approximately $5.65 per share).  CLC, the parent company of Holdings, did not guarantee the Note.  The price of the shares was determined by reference to Exhibit G, Volume II of II of ALC’s First Amended Joint Plan of Reorganization.  This Exhibit G reported that the projected stockholders’ equity of ALC upon emergence from bankruptcy to be $32,799,000 and to be $37,117,000 on December 31, 2002.  ALC issued 6,500,000 shares of new common stock at emergence, which results in a calculated valuation of $5.05 and $5.71 per share value as of January 1, 2002, and December 31, 2002, respectively. The Note is for a term of five years and bears interest at 5.0%, compounded annually and accruing to the principal balance plus interest at 2.0% on the original $7,000,000, payable in cash annually.  The Note is a full recourse obligation of Holdings and is secured by all of the assets owned now or in the future by Holdings and contains a provision for acceleration should there be a change of control of Holdings or our company.  At December 31, 2002, the Note had a principal balance of $7,350,000.

Prior to ALC’s emergence from bankruptcy, Holdings owned $5,715,000 face value of ALC’s 5.625% convertible subordinated debentures and 30,847 shares of ALC’s common stock.  As a result of the Plan, Holdings received $1,382,000 of ALC’s new Senior Secured Notes bearing interest at 10.0% per annum, payable semi-annually in arrears; $534,000 of new Junior Secured Notes bearing interest payable in additional new Junior Secured Notes for three years at 8.0% per annum and thereafter payable in cash at 12.0% per annum, payable semi-annually in arrears and 214,250 shares of ALC common stock.   Additionally, Holdings received 468 shares of ALC common stock in exchange for the 30,847 shares owned prior to emergence.  During the year ended December 31, 2002, ALC repaid $157,000 of our Senior Secured Notes as a result of the sale of certain assets collateralizing those notes.  All of these securities are additional collateral for the Note and had a fair market value at December 31, 2002, of approximately $1,410,000.

Our company’s ownership of 1,452,794 shares of ALC’s common stock represents 22.35% of ALC’s total common stock outstanding.  This investment is accounted for under the provisions of APB No. 18. “The Equity Method of Accounting for Investments in Common Stock”.

On December 20, 2001, our company entered into an agreement to sell to LTC six skilled nursing facilities and four assisted living facilities.  The total sales price was $45,860,000 subject to mortgage debt of approximately $33,062,000 and minority interest of approximately $3,518,000.  We recognized a gain on the sale of the real estate properties of $11,679,000 and received proceeds of $9,285,000, which were applied to reduce total indebtedness due to LTC.  Two of the facilities sold to LTC were owned and operated by us.  The remaining eight facilities had been leased to third party operators and had rents of approximately $3,600,000 in 2001.  Additionally, in December 2001, LTC agreed to forgive approximately $1,401,000 in accrued interest related to the line of credit from LTC and approximately $3,000,000 in unpaid rent for 2001.  The forgiveness was granted to compensate our company for assuming operations and absorbing losses on certain nursing facilities that LTC and our company agreed should be, and subsequently were, closed.

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

During 2001, we purchased from LTC 191,200 shares of our common stock for approximately $246,000, which was the market value of the stock on the date of trade.  These shares are included in treasury shares on our balance sheet.

LTC had provided our company with a $20,000,000 secured line of credit that bears interest at 10.0% and matures April 1, 2008.  Effective October 1, 2002, our company and LTC amended the secured line of credit extended by LTC to our company.  The amendment reduced the line from $20,000,000 to $10,000,000 and added certain restrictions to the use of funds drawn under the agreement.  The secured line of credit continues to bear interest at 10.0%, mature on April 1, 2008, and contain a provision for acceleration should there be a change of control our company.  As of December 31, 2002, $5,813,000 was outstanding under the secured line of credit.  For the year ended December 31, 2002, our company recorded $541,000 of interest expense related to the secured line of credit with LTC.  On March 17, 2003, we drew an additional $950,000 on the secured line of credit.

At inception, our company and LTC entered into an administrative services agreement under, which, LTC would provide us management and administrative services.   In exchange for those services, we were required to pay LTC 25% of the aggregate amount of all wages, salaries, bonuses, and rent for its corporate offices paid by LTC each month.  The administrative services agreement had a term of ten years but could be terminated either by LTC or our company at any time upon 30 days’ prior written notice to the other party or upon a change of control of LTC.  The administrative services agreement was suspended with an effective date of January 1, 2000.  Pursuant to an intercompany agreement, our company has agreed not to engage in activities or make investments that involve real estate, unless it has first provided written notice to LTC of the material terms and conditions of such activities or investments, and LTC has determined not to pursue such activities or investments either by providing written notice to us rejecting the opportunity within ten days following the date of receipt of notice of the opportunity or by allowing such ten-day period to lapse.  Pursuant to the intercompany agreement, our company and LTC also agreed to notify each other of, and make available to each other, investment opportunities, which they develop or of which they become aware but are unable or unwilling to pursue.  We also agreed not to prepay or cause to be prepaid any of our mortgage loans originated by LTC which were securitized by LTC in REMIC transactions.  We no longer have any such debt covered by this agreement.  The intercompany agreement has a term of ten years and expires in 2008 but shall terminate earlier upon a change of control of LTC.

Our company and LTC have adopted policies and procedures to be followed by the Board of Directors of each company to limit the involvement of such officers and directors in conflict situations.  Such procedures include requiring the persons serving as directors of both companies to abstain from voting as directors with respect to matters that present a significant conflict of interest between the companies and will require approval of the disinterested directors of both companies with respect to the intercompany agreement and any administrative services agreement.  Whether or not a significant conflict of interest situation exists will be determined on a case-by-case basis depending on such factors as the dollar value of the matter, the degree of personal interest of any officers or directors in the matter and the likelihood that resolution of the matter has significant strategic, operational or financial implications for the business of our company and/or LTC.  The members of the Board of Directors of each company that do not have any potentially significant conflict of interest between the companies will determine whether a matter presents such a significant conflict.

Business Risk Factors

Potential investors should carefully consider the risks described below before making an investment decision in our company.  The risks and uncertainties described below are not the only ones facing our company and there may be additional risks that we do not presently know of or that we currently consider immaterial.  All of these risks could adversely affect our company’s business, financial condition, results of operations, and cash flows.

Going Concern. Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis.  As a result of the Medicare program decreasing certain reimbursements as of October 1, 2002, the Company expects its revenues would decrease in 2003 by approximately $1,600,000 without a corresponding decrease in expenses.  Also, since August 18, 2001, the Company has been unable to obtain financially feasible insurance coverage for professional liability claims in the states of Texas and Florida.  At the same time, the Company has experienced an increase in the number of claims filed against the Company that would have generally been covered under such insurance.  Should any one or several of these claims develop into a significant obligation to the Company, the Company would not have the resources to pay such claim.

Currently, the Company is in discussions with LTC regarding the possible transfer of some or all of the twenty-three leased facilities to other operators.  These discussions include consideration LTC may be able to give the Company for leasehold improvements to the facilities as well as potential rent concessions.  See “Part II, Item 8 – FINANCIAL STATEMENTS - Note 1. Basis of Presentation and Note 3. – Transactions with LTC Properties, Inc.”

We have received a “going concern” opinion from our outside auditors.

Management would need to significantly reduce the amount of overhead of the Company should the Company and LTC agree to transfer some or all of the leased facilities to other operators.  At this time, the Company is unable to make an estimate of the cost or the potential savings of such a reorganization of the Company.

There can be no assurances that even with a restructuring of the Company’s overhead and reduction of facilities under lease, the Company will continue to be viable.

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

Some Potential Losses are not Covered by Insurance.    Our company is required, as the lessee of the properties we operate, to secure adequate comprehensive property and liability insurance. During 1999, and 2000, our company had purchased traditional occurrence-based indemnity insurance for our general, professional, and auto and workers compensation liabilities.  In addition, we had purchased traditional indemnity property insurance for the nursing facilities we operate. Since March 18, 2001, we have been able to purchase insurance coverage for general and professional liability on a claims-made basis in every state except for Texas and Florida.  We ceased all operations in Florida in August 2001.  All other coverage for property, autos and workers compensation is still in effect.  We have been advised by our insurance broker, that due to the regulatory and litigation environments in the state of Texas, there was no insurance company willing to provide acceptable coverage to our company. At this time our company and our broker are continuing to seek appropriate coverage for general and professional liability for operations in Texas.  Certain risks may, however, be uninsurable or not economically insurable and it is likely that our company will not have adequate funds to cover all contingencies.  There can be no assurance that we will be able to find acceptable coverage in the near future for Texas.  We have notified LTC, who is the owner of our leased properties in the state of Texas regarding this lapse in coverage.

The Healthcare Industry is Heavily Regulated by the Government.  Operators of nursing facilities are subject to extensive regulation by federal, state and local governments.  These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law.  These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payers.  These changes may be applied retroactively.  The ultimate timing or effect of these changes cannot be predicted.  Our company’s failure to comply with such laws, requirements, and regulations could affect our ability to operate our nursing facilities.

Our Company Relies on Government and Third Party Reimbursement. A significant portion of our revenue is derived from government-funded reimbursement programs, such as Medicare and Medicaid.  Because of significant healthcare costs paid by such government programs, both federal and state governments have adopted and continue to consider various healthcare reform proposals to control healthcare costs.  In recent years, there have been fundamental changes in the Medicare program, which resulted in reduced levels of payment for a substantial portion of healthcare services.  In many instances, revenues from the Medicare and Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. Moreover, healthcare facilities have experienced increasing pressures from private payers attempting to control healthcare costs, and reimbursement from private payers has in many cases effectively been reduced to levels approaching those of government payers.

Governmental and public concern regarding healthcare costs may result in significant reductions in payment to healthcare facilities, and there can be no assurance that future payment rates for either governmental or private payers will be sufficient to cover cost increases in providing services to our residents.  Any changes in reimbursement policies, which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could adversely affect our revenues.

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

Failure to obtain licensure or loss of licensure would prevent a nursing facility from operating.  Failure to maintain certification in the Medicare and Medicaid programs would result in a loss of funding from those programs. Although accreditation is generally voluntary, loss of accreditation could result in a nursing facility not meeting eligibility requirements to participate in various reimbursement programs.  These events could adversely affect our company’s operations.

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

Nursing facilities are regulated primarily through state licensing and federal certification criteria established by federal law enacted as part of the Omnibus Budget Reconciliation Act of 1987.  Regulatory authorities and licensing standards vary from state to state, and in some instances from locality to locality.  These standards are constantly reviewed and revised.  Agencies periodically inspect nursing facilities, at which time deficiencies may be identified.  The nursing facilities must correct these deficiencies as a condition to continued licensing or certification and participation in government reimbursement programs, and may receive sanctions for noncompliance.  Depending on the nature of such deficiencies, remedies can be routine or costly, and sanctions can be modest or severe, up to revocation of a facility’s license or certification or closure of a nursing facility. Similarly, compliance with regulations that cover a broad range of areas such as patient’s rights, staff training, quality of life and quality of resident care may increase facility start-up and operating costs.

Regulations Have Been Adopted to Eliminate Fraud and Abuse.  There are various federal and state laws prohibiting fraud by healthcare providers, including criminal provisions, which prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments.  Violation of these federal provisions is a felony punishable by up to five years imprisonment and/or $25,000 fines.  Civil provisions prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment.  The penalties for such a violation are fines of not less than $5,500, nor more than $11,000, plus treble damages, for each claim filed.

There are also laws that govern referrals and financial relationships.  The federal Anti-Kickback Law prohibits, among other things, the offer, payment, solicitation, or receipt of any form of remuneration in return for, or to induce, the referral of Medicare and Medicaid patients.  A wide array of relationships and arrangements, including ownership interests in a company by persons who refer or who are in a position to refer patients, as well as personal services agreements, have under certain circumstances, been alleged or been found to violate these provisions.  In addition to the Anti-Kickback Statute, the federal government restricts certain financial relationships between physicians and other providers of healthcare services.

State and federal governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers.  The HIPAA of 1996 and the BBA of 1997 expand the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the healthcare industry, we believe the law could initially bring about significant and, in some cases, costly changes.  HHS has released two rules to date mandating the use of new standards with respect to certain healthcare transactions and health information.  The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments, and coordination of benefits.

Second, HHS has released new standards relating to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require entities to impose those rules, by contract, on any business associate to whom such information is disclosed.

Third, on February 20, 2003, HHS issued final rules governing the security of health information. This rule specifies a series of administrative, technical, and physical security procedures covered entities must use to assure the confidentiality of electronic protected health information.

HHS finalized the new transaction standards on August 17, 2000, and covered entities, such as our company, originally were required to comply with the new standards by October 16, 2002.  Congress passed legislation in December 2001 that delayed the compliance date for one year (until October 16, 2003), but only for entities that submit a compliance plan to HHS by the original implementation deadline, which we have done.  On February 20, 2003, HHS published certain modifications to the final transaction standards, but these changes do not affect the October 16, 2003 compliance deadline. The privacy standards were issued on December 28, 2000, and, after certain delays, became effective April 14, 2001, with a compliance date of April 14, 2003. The security standards are effective April 21, 2003, with a compliance date of April 21, 2005 for most covered entities. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

We are aware of and are evaluating the effect of HIPAA. We cannot at this time estimate the cost of such compliance, nor estimate the cost of compliance with standards that have not yet been finalized.  The new and proposed health information standards are likely to have a significant effect on the manner in which our company handle health data and communicate with payers.  However, based on our current knowledge, we cannot currently estimate the cost of compliance or if there will be a material adverse effect on our business, financial condition, or results of operations as a result of our company experiencing increased costs for compliance.

Congress and the States Have Enacted Healthcare Reform Measures.  The healthcare industry is facing various challenges, including increased government and private payer pressure on healthcare providers to control costs. While the Bush Administration has proposed expanded funding for Medicare prescription drug coverage, it has stated that it intends to offset the cost of this benefit in part from savings from “overpayments” to other Medicare providers.

The Balanced Budget Act enacted significant changes to the Medicare and Medicaid programs designed to “modernize” payment and health care delivery systems while achieving substantial budgetary savings.  In seeking to limit Medicare reimbursement for long-term care services, Congress established the prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system.  SNFs needed to restructure their operations to accommodate the new Medicare prospective payment system.  Since the SNF PPS was enacted, several publicly held operators of long-term care facilities have filed for reorganization under Chapter 11 of the federal bankruptcy laws. While at least two of the long-term care operators have emerged from bankruptcy, there can be no assurances given that 2003 and future years will not include additional bankruptcies of skilled nursing facility companies. While BIPA 2000 contained provisions that mitigated, to a certain extent, the effects of the Balanced Budget Act, many of these changes expired in October 2002. If Congress fails to take timely action to provide additional relief, or if it actually decreases Medicare reimbursement, SNFs could experience significant losses in revenue.

In addition, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services.  Congress and state legislatures can be expected to continue to review and assess alternative healthcare delivery systems and payment methodologies.  Changes in the law, new interpretations of existing laws, or changes in payment methodology may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third-party payers.

In light of forthcoming regulations and continuing state Medicaid program reform and budget cuts, no assurance can be given that the implementation of such regulations and reform will not have a material adverse effect on our financial condition, or results of operations.

Our Company’s Facilities Rely on Experienced Labor.  The healthcare industry has experienced a shortage of experienced nurses and therapists to staff nursing operations in the past.  Our company is currently experiencing a nursing and/or therapist shortage in certain nursing facilities where it competes with other operators for nursing and therapy personnel.  A shortage of nursing or therapist personnel could cause us to pay higher salaries and employ higher cost temporary personnel that could adversely affect our operations.

Our Company Leases Twenty-four of the Facilities it Operates.  See “Item 8. – FINANCIAL STATEMENTS – Note 3. – Transactions with LTC Properties, Inc.”  As of March 1, 2003, our company operates 23 facilities that are owned by LTC. The current leases for the nursing facilities owned by LTC are under individual six-year leases, which expire on December 31, 2007, with aggregate annual base rents for 2002, 2003, 2004, 2005, 2006 and 2007 of $3,000,000, $4,000,000, $4,750,000, $5,350,000, $5,900,000, and $6,500,000, respectively.  The leases contain two five-year renewal options with increases of 2.0% annually.  These leases have a provision for acceleration should there be a change of control, as defined in the leases, of our company.  Our company operates one other nursing facility under a long-term operating lease, which expires in 2007.  The economic performance of these nursing facilities’ operations can be affected by many factors including governmental regulation, economic conditions, and demand for health care services.  In the event our operations are adversely affected, we will continue to be liable for rent payments due under these leases.

Scheduled Debt Payments Could Adversely Affect Our Company’s Financial Condition.  We are subject to risks normally associated with debt financing, including the risks that it will be unable to refinance existing indebtedness  (which will not have been fully amortized at maturity) and that the terms of refinancing will not be as favorable as the terms of existing indebtedness.

Our Company Is Unable to Obtain External Sources of Capital.  Our company currently does not have access to third-party sources of capital other than our line of credit with LTC.  See “Relationship with LTC Properties, Inc.” above.

Certain of Our Company’s Executive Officers and Board Members have been or are also Executive Officers and
Board Members of LTC Properties.

•	Andre C. Dimitriadis, who is currently a Board Member and our Chairman and Chief Executive Officer serves in the same positions with LTC Properties.

•	Christopher T. Ishikawa, who is currently a Board Member and our President and Chief Operating Officer also serves as Executive Vice President and Chief Investment Officer of LTC Properties.

•	Wendy L. Simpson, who is currently a Board Member, resigned effective March 7, 2003 as our Chief Financial Officer. Ms. Simpson is Vice Chairman and Chief Financial Officer of LTC Properties.

•

Julia L. Kopta, who previously served as our Executive Vice President and General Counsel resigned effective November 5, 2002. Ms. Kopta is Executive Vice President, General Counsel and Secretary of LTC Properties.

Conflicts of Interest May Arise in Interpretations of Intercompany Agreements Between Our Company and LTC Properties. Our company and LTC entered into an intercompany agreement and an administrative services agreement on September 30, 1998. The administrative services agreement was suspended as of January 1, 2000. Because LTC owned nonvoting common stock of our company (representing approximately 99% of the outstanding shares of our common stock) at the time the agreements were entered into, such agreements were not negotiated at arms-length and may have included terms, which are not as favorable as would have been derived from arms-length negotiations.  Moreover, because our management has been and is largely the same as LTC’s  management, conflicts may have arisen with respect to the operation and effect of intercompany agreements and relationships, which could have an adverse effect on our company if not properly resolved.  Overlapping members of the board of directors and senior management of both companies may be presented with conflicts of interest with respect to matters affecting our company and LTC, such as the determination of which company may take advantage of potential business opportunities, decisions concerning the business focus of each company, potential competition between the business activities conducted, or sought to be conducted, by such companies, possible corporate transactions (such as acquisitions and leasing of facilities), and other strategic decisions affecting the future of such companies.

Item 2.	PROPERTIES

The following table sets forth certain information regarding the nursing facilities operated by our company as of March 1, 2003:

State	Number of Facilities	Number of Licensed Beds

Georgia	4	362
Iowa	7	546
Kansas(2)	4	274
Texas	7	1,056
New Mexico	2	97
Virginia	2	323

TOTAL(1) (3)	26	2,658

(1)	See “Item 1 - BUSINESS – Relationship with LTC Properties, Inc.”

(2)	One facility with 74 beds is a rehabilitation hospital.

(3)	One facility in Kansas is leased from an unrelated third party, the two New Mexico facilities are owned by our company and the remaining twenty-three facilities are leased from LTC.

Item 3.	LEGAL PROCEEDINGS

Our company is required, as the lessee of the properties we operate, to secure adequate comprehensive property and liability insurance. During 1999 and 2000, our company had purchased traditional occurrence-based indemnity insurance for our general, professional, and auto and workers compensation liabilities.  In addition, our company had purchased traditional indemnity property insurance for the nursing facilities it operates.  Since March 18, 2001, our company has been able to purchase insurance coverage for general and professional liability on a claims-made basis in every state except for Texas and Florida.  Our company ceased all operations in Florida in August 2001.  All other coverage for property, autos and workers compensation is still in effect.  Our company has been advised by its insurance broker that due to the regulatory and litigation environments in the state of Texas, there was no insurance company willing to provide financially feasible, acceptable coverage to our company. At this time our company and its broker are continuing to seek appropriate coverage for general and professional liability for operations in Texas.  Certain risks may, however, be uninsurable or not economically insurable and there can be no assurance our company will have adequate funds to cover all contingencies.   There can be no assurance that our company will be able to find acceptable coverage in the near future for Texas.  Our company has notified LTC, its landlord in the state of Texas regarding this lapse in coverage.  See “Item 8 – FINANCIAL STATEMENTS – Note 1. – Basis of Presentation.”  At December 31, 2002, and December 31, 2001, our company had a reserve for general and professional liability risks of $11,946,000 and $3,866,000, respectively.  These reserves include the company’s estimate, based on an actuarial analysis, of potential uninsured exposure in Texas and Florida and the company’s actuarial based estimate of exposure outside of the insured policy coverage.

Our company is a party to various legal proceedings related to operations of its nursing facilities.  Our company analyzes all claims against it and vigorously defends those claims.  Our company attempts to resolve all claims in a manner that is in the best interest of our company.  Given the current litigation environment and unpredictability of jury trials, the existing claims could develop in a way which may present a material adverse affect on the Company’s financial position, results of operations or liquidity.  Based on our company’s insurance for those claims for which insurance exists and our company’s allowance for general and professional liability risk in an amount determined for reported claims and the incurred but not reported claims, management believes, at this time, that the existing claims may present a material adverse affect on our company’s financial position and such claims could have a material adverse effect on liquidity.  Such analysis and allowance is based on past experiences and estimates, while management, at this time, believes the provision for any loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded.

The Texas Health and Safety Code § 242.0372 requires as a condition of licensure for a nursing facility to maintain professional liability insurance.  The statute takes effect September 1, 2003, and requires that the coverage limits be in the minimum amount of $1,000,000 per occurrence and $3,000,000 aggregate; be written on a claims made basis; be issued by either an admitted insurer, the Texas Medical Liability Insurance Underwriting Association or an eligible surplus lines insurer.  Our company interprets the Texas Health and Safety Code coverage limits as per facility requirements and our company currently operates seven facilities in the state of Texas.  The Texas Legislature has entered into its 2003 session and it is expected to review this statute.

Currently, we have been unable to obtain financially feasible professional liability insurance coverage in the state of Texas.  Our company is unable at this point in time to determine if in the future it will be able to obtain professional liability insurance coverage, which meets the conditions of licensure effective September 1, 2003.

If the legislature does not repeal or amend the current professional liability insurance requirements as a condition of licensure, it is possible that the state could revoke the licenses of the facilities located in Texas and our company could no longer operate the facilities and we would be in default of its leases with LTC and as the landlord LTC, could impose all of its rights and remedies under the leases including the potential termination the leases (resulting in the loss to our company of the ability to operate the facilities) and assertion of leasehold damages against our company.

If our company were not able to obtain professional liability insurance coverage in the state of Texas and as a result could no longer operate its Texas facilities, it would have a material adverse effect on our company’s financial position, results of operations and liquidity.

Our company is subject to civil monetary penalties, admission restrictions and actions against the facilities’ licenses resulting from periodic surveys at our nursing facilities and facilities under management.  Penalties of approximately $1,038,000 have been asserted and are unresolved as of December 31, 2002, and we have pursued adjustments and appeals of these assessments.  Our policy is to accrue for these civil monetary penalties in the accounting period in which a loss is deemed to be probable and the amount is reasonably determinable, based on historical experience.  At December 31, 2002, we accrued approximately $702,000 for these potential penalties based on our experience.  Our company also is taking action to cure deficiencies and pursuing relief from any admission restrictions and other administrative actions.  It is the opinion of management that the ultimate resolution of these contingencies, to the extent not provided for, will not have a material effect on the financial condition of our company.

The state of Texas has amended regulation 19.2115, which now allows nursing facilities to ameliorate certain violations or improve services, excluding administrative services, using part or all of the money collected on the administrative penalty.  Our company is and intends to apply for amelioration of all previous and future administrative penalties, which meet the qualifications of the amended regulation 19.2115.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 4a.	EXECUTIVE OFFICERS

Name	Age	Position

Andre C. Dimitriadis	62	Chairman, Chief Executive Officer and Director
Christopher T. Ishikawa	39	President, Chief Operating Officer and Director
Kimberly A. Daugherty	35	General Counsel and Corporate Secretary
Andrew M. Kerr	42	Chief Financial Officer and Director

Andre C. Dimitriadis has been the Chairman, Chief Executive Officer and Director of our company since its formation in 1998.  He was President from July 2000 to December 2001.  Mr. Dimitriadis founded LTC Properties, Inc. in 1992 and has been Chairman and Chief Executive Officer since its inception.  Mr. Dimitriadis is also a member of the Board of Magellan Health Services, Assisted Living Concepts, Inc. and Ribapharm, Inc.

Christopher T. Ishikawa has been the President and Chief Operating Officer since December 2001 and Executive Vice President and Chief Operating Officer from 1999 through November 2001 and a Director since 2000.  From our company’s formation in 1998 until 1999, he also served as Senior Vice President and Chief Investment Officer.  He has also served as LTC’s Executive Vice President and Chief Investment Officer since February 2001 and Senior Vice President and Chief Investment Officer since 1997.  Prior to that, he served as Vice President and Treasurer of LTC since April 1995.

Kimberly A. Daugherty has been General Counsel since November 2002.  Prior to that she served as Assistant General Counsel for Centers for Long Term Care, Inc. since October 2000.  Ms. Daugherty served as Legal Counsel for Cantex Healthcare Centers from 1998 to 1999 and Assistant Counsel-Operations of Horizon/CMS, Inc in 1997.

Andrew M. Kerr has been Chief Financial Officer since March of 2003.  He had served as Vice President and Controller since October 2000.  Prior to that, he served as Vice President and Corporate Controller for Specialty Healthcare Services from December 1997 through September 2000.  Prior to joining Specialty Healthcare Services, Mr. Kerr was Regional Chief Financial Officer for Transitional Hospitals Corporation from August 1995 to November 1997.  Mr. Kerr was elected to the Board in November 2001.

Item 5.	MARKET FOR OUR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

Our company’s common stock began trading on the Pacific Exchange (“PCX”) on October 1, 1998.  Our stock was delisted and stopped trading on PCX effective February 1, 2001, because we no longer met the PCX Net Worth and Net Tangible Assets requirements.  Our company’s common stock now trades on the OTC Bulletin Board under the symbol “CLCE”. Set forth below are the high and low reported sale prices for our common stock as reported on the PCX through January 2001 and the OTC Bulletin Board through December 31, 2002.

	Price Per Share

	High	Low

2002
First Quarter	$2.500	$0.350
Second Quarter	0.890	0.300
Third Quarter	0.320	0.210
Fourth Quarter	0.210	0.000
2001
First Quarter	$0.375	$0.375
Second Quarter	1.200	0.375
Third Quarter	1.010	0.550
Fourth Quarter	0.760	0.250

(b)	As of December 31, 2002, there were approximately 597stockholders of record of our common stock.

(c)

We have not paid cash dividends on our common stock since its inception.  We intend to retain all available funds for use in the operation and debt service requirements and do not anticipate paying any cash dividends in the foreseeable future.

(d)	Securities authorized for issuance under equity compensation plans as of December 31, 2002 is as follows:

Equity Compensation Plan Information

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	42,000	$2.37	43,500
Equity compensation plans not approved by security holders	—	—	—

Total	42,000	$2.37	43,500

Item 6.	SELECTED FINANCIAL DATA

The following table summarizes our company’s results of operations for the years ended December 31, 2002, 2001, 2000, 1999 and for the period from inception (March 25, 1998) to December 31, 1998, and balance sheet information as of December 31, 2002, 2001, 2000, 1999, and 1998.  At December 31, 2002, 2001, 2000, and 1999, we operated 26, 26, 30 and 18 nursing facilities with a total of 2,658, 2,764, 3,332, and 1,839 licensed beds, respectively.  We began operating nursing facilities in September 1999.  The following table of selected financial data should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K (dollars in thousands, except share and per share amounts).

	Year Ended December 31,				Period From Inception (3/25/98) through 12/31

	2002	2001	2000	1999	1998

Operating Information:
Revenues:
Net patient revenues	$90,164	$89,058	$88,613	$11,713	$—
Rental income	—	3,560	4,571	6,692	2,172
Interest and other income	1,068	2,105	3,148	1,753	692

Total revenues	91,232	94,723	96,332	20,158	2,864
Costs and Expenses:
Salaries and benefits	66,862	66,912	65,763	8,295	—
Supplies	10,440	11,217	12,220	1,217	—
Rent – LTC	4,917	3,054	6,176	779	—
Interest on mortgages payable	85	2,753	3,612	4,014	1,133
Interest on notes payable to LTC	517	—	—	—	—
Interest on line of credit – LTC	541	1,806	1,713	1,514	711
Depreciation	627	1,855	1,621	1,885	586
Minority interest	—	343	343	343	86
Provision for bad debts	1,500	2,540	5,413	313	—
Medicare settlement related to prior operator	(1,333)	1,963	—	—	—
Impairment charge on assets	212	5,506	—	—	—
Insurance expense	10,133	6,358	3,409	—	—
Other operating and administrative	11,542	13,876	11,944	6,121	467

Total costs and expenses	106,043	118,183	112,214	24,481	2,983

Operating loss	(14,811)	(23,460)	(15,882)	(4,323)	(119)
Equity and earnings on investment in unconsolidated affiliate	(897)	—	—	—	—
Forgiveness of rent and interest due to LTC	—	496	—	—	—
Gain on exchange of debt and equity securities	—	775	—	—	—
Loss on sale of LTC common stock	—	(521)	—	—	—
Gain on sale of available-for-sale securities	—	2,700	—	—	—
Gain on sale of real estate properties	—	11,679	10,487	591	—
Write down of investments	—	—	(2,079)	—	—

Loss before provision for income taxes	(15,708)	(8,331)	(7,474)	(3,732)	(119)
Provision for income taxes	90	—	—	—	—

Net loss	$(15,798)	$(8,331)	$(7,474)	$(3,732)	$(119)

Weighted Average Shares Outstanding	2,149,218	1,999,578	2,195,592	2,696,691	3,184,832

Per share Information:
Basic and diluted net loss	$(7.35)	$(4.17)	$(3.40)	$(1.38)	$(0.04)

	Year Ended December 31,

	2002	2001	2000	1999	1998

Balance Sheet Information:
Total assets	$19,622	20,153	63,589	66,374	$77,244
Total debt	14,962	12,342	49,859	53,861	63,055
Total liabilities	47,790	32,602	64,612	60,457	63,996
Minority interest	—	—	3,518	3,518	3,461
Total stockholders’ (deficit) equity	(28,168)	(12,449)	(4,541)	2,399	9,787

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

See “Item 8. – FINANCIAL STATEMENTS – Note 1. – Basis of Presentation and Note 3. – Transactions with LTC Properties, Inc.”  Our company has sustained operating losses and net losses every year since inception, currently has no outside operating financing availability other than the line of credit with LTC discussed below and has recorded an actuarially based accrual for general and professional liability of $11,946,000 for the year ended December 31, 2002.  See “Item 3 – LEGAL PROCEEDINGS” for discussion of our insurance coverage.  We have received a “going concern” opinion from our outside auditors.  Our company has sustained significant losses from operations since inception and without significant changes in the structure of our company to reduce overhead or without receiving continuing funding and rent concessions from LTC, management cannot predict if our company will be a viable going concern entity in the future.

LTC has discussed with our Board of Directors the possible transfer of some or all of the twenty-three LTC leased facilities to other operators and our independent directors agreed, at this time, to permit LTC to solicit other operators for these facilities.    LTC has committed that until June 30, 2003, and contingent on LTC reaching an agreement with another operator for any of these facilities, LTC would purchase from us the leasehold improvements, furniture, fixtures and equipment and pay us a mutually agreeable lease breakage fee for any facility leased to a new operator.  LTC has also agreed to give us rent abatement retroactive to March 1, 2003, on any facility where LTC has entered into a new lease with a new operator.

Should these facilities be transferred to other operators, we would need to significantly restructure our company to reflect reduced operations.  At this time, we are unable to estimate the impact on our company from such potential reorganization.

LTC had provided our company with a $20,000,000 secured line of credit that bears interest at 10.0% and matures April 1, 2008.  Effective October 1, 2002, our company and LTC amended the secured line of credit extended by LTC to our company.  The amendment reduced the line from $20,000,000 to $10,000,000 and added certain restrictions to the use of funds drawn under the agreement.  The secured line of credit continues to bear interest at 10.0%, mature on April 1, 2008, and contain a provision for acceleration should there be a change of control our company.  As of December 31, 2002, $5,813,000 was outstanding under the secured line of credit. On March 17, 2003, we drew an additional $950,000 on the secured line of credit.

Our unrestricted cash balance at December 31, 2002, was $169,000.

Net cash provided by operating activities for the year ended December 31, 2002, was $1,824,000.  The cash provided by operating activities is primarily a result of the Medicare settlement related prior operator of $1,333,000 and the loss on investment in ALC common stock accounted for under the equity method of $897,000.

Working capital deficit (current assets less current liabilities) increased $1,975,000 for the year ended December 31, 2002.

Net cash used by investing activities for the year ended December 31, 2002, was $964,000.  For the year ended December 31, 2002, our company purchased $1,124,000 of equipment used for the operations and management of our nursing facilities.  In the year ended December 31, 2002, our company received proceeds of $156,000 for a mandatory partial call of its ALC Senior Secured Notes.

Net cash provided in financing activities for the year ended December 31, 2002, was $397,000.  In the year ended December 31, 2002, our company utilized borrowings under the line of credit from LTC of $792,000 to fund working capital requirements of the nursing facilities operated by our company.  In December 31, 2002, our company made payments on mortgages and the line of credit from LTC of $21,000 and $794,000, respectively.  In the year ended December 31, 2002, our company made interest payments of $350,000 on the $7,000,000 note payable to LTC in the form of additional principal.

Our company does not anticipate, at this time, that cash flow from operations and borrowings under its line of credit will be adequate to meet our short-term liquidity requirements.  Our company has sustained significant losses from operations since inception and without significant changes in the structure of the company to reduce overhead or receive continued funding and rent concessions from LTC, management cannot predict when or if our company will be viable going concern in the future.  There can be no assurance that future healthcare legislation or other efforts by governmental and private payers to reduce healthcare costs will not have a material adverse effect on our results of operations, liquidity and financial position.  Currently, our company has no other external sources of financing for its operations other than its line of credit with LTC, which has availability as of the date of this filing of $3,237,000.  If we drew on the line of credit to pay LTC for $2,400,000 of rents due as of December 31, 2002, we would have $837,000 of availability remaining.

Year Ended December 31, 2002 compared to the Year Ended December 31, 2001

See “Item 8. – FINANCIAL STATEMENTS – Note 1. Basis of Presentation and Note 3. Transactions with LTC Properties, Inc.”  Our company has sustained significant losses from operations since inception and without significant changes in the structure of our company to reduce overhead or without receiving continuing funding and rent concessions from LTC, management cannot predict if our company will be a viable going concern entity in the future.

The total revenues for the years ended December 31, 2002, and 2001, were $91,232,000 and $94,723,000.  Net patient revenues from the operation of nursing facilities increased $1,106,000 for the year ended December 31, 2002, as compared to the year ended December 31, 2001. The net patient revenues for the twenty-four same-store nursing facilities for the year ended December 31, 2002, increased $10,137,000 as a result of increased resident census and increased payer rates.  Also, our company operated two additional nursing facilities during the year ended December 31, 2002, which provided $1,573,000 of additional net patient revenue.  In the year ended December 31, 2002, our company ceased operating nine nursing facilities, which our company had operated in the year ended December 31, 2001.  The nine nursing facilities had provided $10,604,000 of net patient revenue for the year ended December 31, 2001.  Our company no longer has rental income as a result of the sale of four assisted living facilities and six nursing facilities to LTC in the year ended December 31, 2001.  See “Item 8. – FINANCIAL STATEMENTS – Note 3. Transactions with LTC Properties, Inc.”    The four assisted living facilities and six nursing facilities had produced $3,560,000 of rental income for the year ended December 31, 2001.  The interest and other income decreased $1,037,000 for the year ended December 31, 2002, as compared to the year ended December 31, 2001.  In December 2001, our company sold LTC its Regent Assisted Living, Inc. convertible debentures.  See “Item 8. – FINANCIAL STATEMENTS – Note 3. Transactions with LTC Properties, Inc.”  The Regent Assisted Living, Inc. convertible debentures had produced $477,000 of interest income.  Pursuant to the Assisted Living Concepts, Inc.’s (“ALC”) approved bankruptcy plan, our company received new Senior Secured and Junior Secured notes in exchange for its ALC convertible debentures.  See “Item 8. – FINANCIAL STATEMENTS – Note 6. Debt and Equity Securities.”  The ALC convertible debentures had produced $85,000 of interest income in the year ended December 31, 2001, and the new Senior Secured and Junior Secured notes provided $136,000 and $43,000 of interest income, respectively, for the year ended December 31, 2002.  Temporary investments interest income and other income decreased $113,000 for the year ended December 31, 2002, as compared to the year ended December 31, 2001.  In the year ended December 31, 2002, ancillary services revenue, which is included in interest and other income, decreased $541,000.  The decrease resulted from the decrease in total resident days in the year ended December 31, 2002, as compared to the year ended December 31, 2001.

Salaries and benefits for the years ended December 31, 2002, and 2001, were $66,862,000 and $66,912,000, respectively. For the year ended December 31, 2002, salaries and benefits for the twenty-four same-store nursing facilities increased $7,122,000, which includes a $1,117,000 expense adjustment related to prior years actual workers compensation losses exceeding estimated losses.  The increase in salaries and benefits in the year ended December 31, 2002, as compared to the year ended December 31, 2001, is a result of higher staffing requirements due to increased resident census and increased benefits costs.  The two additional nursing facilities operated by our company during the year ended December 31, 2002, increased salaries and benefits by $1,103,000.  The nine nursing facilities our company ceased operating in the year ended December 31, 2002, had incurred salaries and benefits of $8,275,000 in the year ended December 31, 2001.

Supplies expense for the year ended December 31, 2002, and 2001, were $10,440,000 and $11,217,000, respectively.  For year ended December 31, 2002, supplies expense for the twenty-four same-store nursing facilities increased $361,000.  The two additional nursing facilities operated by our company during the year ended December 31, 2002, increased supplies expense by $123,000.  The nine nursing facilities our company ceased operating in the year ended December 31, 2002, had incurred supplies expense of  $1,261,000 in the year ended December 31, 2001.

For the years ended December 31, 2002, and 2001, twenty-three and twenty-four of the nursing facilities operated by our company were leased from LTC, respectively.  The rent expense for the nursing facilities leased from LTC for the years ended December 31, 2002 and 2001, were $4,917,000 and $3,054,000, respectively.  The increase in rent expense for the year ended December 31, 2002, as compared to the year ended December 31, 2001, is a result of our company’s six-year lease agreements with LTC that are accounted for under the straight-line method, which has resulted in more expense than cash rent obligations for 2002 compared to 2001.  See “Item 8. – FINANCIAL STATEMENTS – Note 3. Transactions with LTC Properties, Inc.”

Interest on mortgages payable for the years ended December 31, 2002, and 2001, were $85,000 and $2,753,000, respectively.  Our company sold four assisted living facilities and six nursing facilities to LTC in the year ended December 31, 2001. See “Item 8. – FINANCIAL STATEMENTS – Note 3. Transactions with LTC Properties, Inc.”  The sale resulted in a reduction of $32,833,000 in mortgage debt and related interest expense of $2,753,000 in the year ended December 31, 2002.  In the year ended December 31, 2002, our company assumed mortgage debt of $1,172,000 related to the purchase of two nursing facilities from LTC.  See “Item 8. – FINANCIAL STATEMENTS – Note 3. Transactions with LTC Properties, Inc.”  For the year ended December 31, 2002, the assumed mortgage debt related to the purchase of the two facilities resulted in $85,000 of interest expense.

Interest on notes payable to LTC for the years ended December 31, 2002, and 2001, were $517,000 and $0, respectively.  In the year ended December 31, 2002, our company issued a note payable in the amount of $500,000 to LTC for the purchase of a wholly owned subsidiary of LTC.  In the year ended December 31, 2001, our company issued a note payable in the amount of $7,000,000 to LTC in exchange for LTC’s right to receive ALC’s common stock.  See “Item 8. – FINANCIAL STATEMENTS – Note 3. Transactions with LTC Properties, Inc..”  In the year ended December 31, 2002, the two notes payable to LTC had interest expense of $517,000.

Interest on the line of credit from LTC for the years ended December 31, 2002, and 2001, were $541,000 and $1,806,000, respectively.  The decrease in interest on the line of credit from LTC for the year ended December 31, 2002, resulted from a lower average outstanding balance on the line of credit from LTC, as compared to the year ended December 31, 2001.  The average outstanding balance on the line of credit from LTC for the years ended December 31, 2002, and 2001, were $5,404,000 and $17,842,000, respectively.  LTC forgave $1,347,000 of accrued and unpaid interest in 2001.  See “Item 8. – FINANCIAL STATEMENTS – Note 3. Transactions with LTC Properties, Inc.”

Depreciation expense for the years ended December 31, 2002, and 2001, were $627,000 and $1,855,000, respectively.  Our company sold four assisted living facilities and six nursing facilities to LTC in the year ended December 31, 2001. See “Item 8. – FINANCIAL STATEMENTS – Note 3. Transactions with Properties, Inc.”  The sale resulted in a reduction of $38,122,000 in depreciable assets and a decrease in depreciation expense of $1,210,000 in the year ended December 31, 2002, as compared to the year ended December 31, 2001.  For the year ended December 31, 2002, depreciation expense for the twenty-four same-store nursing facilities increased $4,000.  The two additional nursing facilities operated by our company during the year ended December 31, 2002, increased depreciation expense $25,000.  The nine nursing facilities our company ceased operating in the year ended December 31, 2002, incurred decrease in depreciation expense of  $47,000 in the year December 31, 2001.

The provision for bad debts for the years ended December 31, 2002, and 2001, were $1,500,000 and $2,540,000, respectively.  For the year ended December 31, 2002, the provision for bad debts for the twenty-four same-store nursing facilities decreased $1,298,000.  Increased collection efforts and stabilized collection staff contributed to the decrease in the provision for bad debts in the year ended December 31, 2002.  The two additional nursing facilities operated by our company during the year ended December 31, 2002, increased the provision for bad debts $41,000.  The receivables remaining from the nine nursing facilities our company ceased operating in the year ended December 31, 2002, required an additional provision for bad debts of $217,000 in the year ended December 31, 2002.

In the year ended December 31, 2002, our company recorded an impairment charge of $212,000 related to long lived assets, which our company has determined that the carrying amount of these assets exceeds the fair value using estimated undiscounted cash flows.

In the year ended December 31, 2001, our company received a notice from the fiscal intermediary for one of our Kansas facilities that the prior owner had not filed an appropriately documented cost report for 1998.  This prior owner filed for bankruptcy and is no longer operating.  The fiscal intermediary required a repayment of $1,963,000 for reimbursement during that cost reporting period. Absent receiving full payment, the fiscal intermediary would have begun withholding reimbursement on residents currently in the facility and possibly recommend that our Medicare license for that facility be terminated.  We agreed to make periodic payments for this cost report period and we have endeavored to locate records and are working with the fiscal intermediary to adequately support the cost report.  However, until this cost report was reviewed and accepted, we recorded as an expense the entire $1,963,000 assessed by the fiscal intermediary.  In the year ended December 31, 2002, the cost report was reviewed and accepted, and based on the fiscal intermediary’s final settlement and audit, our company reversed as an expense $1,333,000 previously assessed by the fiscal intermediary.

The insurance expense for the years ended December 31, 2002, and 2001, were $10,133,000 and $6,358,000, respectively.  The increase of $3,775,000 is a result of the increase in required self-insurance reserves for general and professional liability, based on actuarial analysis, for our nursing facilities, the majority of this liability is related to our facilities in the states of Texas and Florida where our company was not able to obtain traditional insurance coverage.

Other operating and administrative expenses for the years ended December 31, 2002, and 2001, were $11,542,000 and $13,876,000, respectively.  For the year ended December 31, 2002, the other operating and administrative expenses for the twenty-four same-store nursing facilities decreased $574,000.  The two additional nursing facilities operated by our company during the year ended December 31, 2002, increased other operating and administrative expenses $230,000.  The nine nursing facilities our company ceased operating in the year ended December 31, 2002, incurred other operating and administrative expenses of $1,990,000 in the year ended December 31, 2001.

For the year ended December 31, 2002, our company recorded an $897,000 loss from equity and losses of our investment in ALC common stock.

No benefit for income taxes was recorded in 2002 or 2001 since we believe that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carry forwards.

Year Ended December 31, 2001 compared to the Year Ended December 31, 2000

The total revenues for the years ended December 31, 2001, and 2000, were $94,723,000 and $96,332,000.  Net patient revenues from the operation of nursing facilities increased $445,000 for the year ended December 31, 2001, as compared to the year ended December 31, 2000. The net patient revenue for the twenty-four same-store nursing facilities for the year ended December 31, 2001, decreased $503,000 as a result of decreased resident census.  Also, our company operated three additional nursing facilities during the year ended December 31, 2001, which provided

$4,685,000 of net patient revenue.  In the year ended December 31, 2001, our company ceased operating three nursing facilities, which our company had operated in the year ended December 31, 2000.  The three nursing facilities had provided $3,737,000 of net patient revenue for the year ended December 31, 2000.  Rental income for the year ended December 31, 2001, as compared to the year ended December 31, 2000, decreased by $1,011,000. Our company sold two nursing facilities to LTC in the year ended December 31, 2002.  See “Item 8. – FINANCIAL STATEMENTS – Note 3. Transactions with LTC Properties, Inc.”    The two nursing facilities had produced $1,080,000 of rental income for the year ended December 31, 2000.  The interest and other income decreased $1,043,000 for the year ended December 31, 2001, as compared to the year ended December 31, 2000.

Salaries and benefits for year ended December 31, 2001, and 2000, were $66,912,000 and $65,763,000, respectively. For the year ended December 31, 2001, salaries and benefits for the twenty-four same-store nursing facilities increased $253,000, as compared to the year ended December 31, 2000.  The three additional nursing facilities operated by our company during the year ended December 31, 2001, increased salaries and benefits by $3,783,000.  The three nursing facilities our company ceased operating in the year ended December 31, 2001, had incurred salaries and benefits of $2,887,000 in the year ended December 31, 2000.

Supplies expense for the year ended December 31, 2001, and 2000, were $11,217,000 and $12,220,000, respectively.  For year ended December 31, 2001, supplies expense for the twenty-four same-store nursing facilities decreased $1,732,000, as a result of lower resident census as compared to the year ended December 31, 2000.  The three additional nursing facilities operated by our company during the year ended December 31, 2001, increased supplies expense by $1,282,000.  The three nursing facilities our company ceased operating in the year ended December 31, 2001, had incurred supplies expense of  $553,000 in the year ended December 31, 2000.

For the years ended December 31, 2001, and 2000, twenty-four and twenty-four of the nursing facilities operated by our company were leased from LTC.  The rent expense for the nursing facilities leased from LTC for the years ended December 31, 2001, and December 31, 2000, were $3,054,000 and $6,176,000, respectively.  The decrease in rent expense for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is a result of approximately a 50% rent reduction from LTC in the year ended December 31, 2001.

Interest on mortgages payable for the years ended December 31, 2001, and 2000, were $2,753,000 and $3,612,000, respectively.  Our company sold two nursing facilities to LTC in the year ended December 31, 2001. See “Item 8. – FINANCIAL STATEMENTS – Note 3. Transactions with LTC Properties, Inc.”  The sale resulted in a reduction of $13,700,000 in mortgage debt and related interest expense of $849,000 in the year ended December 31, 2001.

Interest on the line of credit from LTC for the years ended December 31, 2001, and 2000, were $1,806,000 and $1,713,000, respectively.  The increase in interest on the line of credit from LTC for the year ended December 31, 2001, resulted from a higher average outstanding balance on the line of credit from LTC, as compared to the year ended December 31, 2000.  The average outstanding balance on the line of credit from LTC for the years ended December 31, 2001, and 2000, were $17,842,000 and $17,075,000, respectively.  LTC forgave $1,347,000 of accrued and unpaid interest in 2001.  See “Item 8. – FINANCIAL STATEMENTS – Note 3. Transactions with LTC Properties, Inc.”

Depreciation expense for the years ended December 31, 2001, and 2000, were $1,855,000 and $1,621,000, respectively.  Our company sold two nursing facilities to LTC in the year ended December 31, 2001. See “Item 8. – FINANCIAL STATEMENTS – Note 3. Transactions with LTC Properties, Inc.”  The sale resulted in a reduction of $10,696,000 in depreciable assets and related depreciation expense of $255,000 in the year ended December 31, 2001.  For year ended December 31, 2001, depreciation expense for the twenty-four same-store nursing facilities increased $487,000.  The increase is the result of equipment purchases and leasehold improvements required by the operations of the nursing facilities.  The three additional nursing facilities operated by our company during the year ended December 31, 2001, increased depreciation expense $5,000.  The three nursing facilities our company ceased operating in the year ended December 31, 2001, incurred depreciation expense of  $3,000 in the year ended December 31, 2000.

The provision for bad debts for the years ended December 31, 2001, and 2000, were $2,540,000 and $5,413,000, respectively.  For the year ended December 31, 2001, the provision for bad debts for the twenty-four same-store nursing facilities decreased $3,625,000, due to increased collection efforts and stabilized collection staff.  The two additional nursing facilities operated by our company during the year ended December 31, 2001, increased the provision for bad debts $858,000.  The nine nursing facilities our company ceased operating in the year ended December 31, 2001, incurred bad debt expense of $106,000 in the year ended December 31, 2000.

In the year ended December 31, 2001, our company received a notice from the fiscal intermediary for one of our Kansas facilities that the prior owner had not filed an appropriately documented cost report for 1998.  This prior owner filed for bankruptcy and is no longer operating.  The fiscal intermediary required a repayment of $1,963,000 for reimbursement during that cost reporting period. Absent receiving full payment, the fiscal intermediary would have begun withholding reimbursement on patients currently in the facility and possibly recommend that our Medicare license for that facility be terminated.  We agreed to make periodic payments for this cost report period and we endeavored to locate records and work with the fiscal intermediary to adequately support the cost report.  Until this cost report was reviewed and accepted, we recorded as an expense the entire $1,963,000 assessed by the fiscal intermediary.

Our company recorded $236,000 in impairment charges for furniture and equipment at nursing facilities no longer operated by us.  Additionally, we recorded impairment charges of $3,400,000 and $1,870,000, respectively related to our estimate of the market value of Regent convertible debentures and ALC convertible debentures.  See “Item 8. - FINANCIAL STATEMENTS – Note 6. Debt and Equity Securities.”

The insurance expense for the years ended December 31, 2001, and 2000, were $6,358,000 and $3,409,000, respectively.  The increase of $2,949,000 is a result of the increase in required self-insurance reserves for general and professional liability, based on actuarial analysis, for the nursing facilities in the states of Texas and Florida where our company was not able to obtain traditional insurance coverage.

Other operating and administrative expenses for the years ended December 31, 2001, and 2000, were $13,876,000 and $11,944,000, respectively.  For the year ended December 31, 2001, the other operating and administrative expenses for the twenty-four same-store nursing facilities increased $1,553,000.  The increase was due to higher property taxes, utilities, travel and entertainment and professional services.  The three additional nursing facilities operated by our company during the year ended December 31, 2001, increased other operating and administrative expenses $1,152,000.  The three nursing facilities our company ceased operating in the year ended December 31, 2001, incurred other operating and administrative expenses of $773,000 in the year ended December 31, 2000.

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

A summary of the revenue by payor types is as follows (in thousands):

	Year ended December 31,

	2002	2001	2000

Medicaid	$56,669	$57,363	$56,988
Medicare	19,492	18,244	17,006
Private	9,542	9,462	9,450
Insurance and other	4,461	3,989	5,169

	$90,164	$89,058	$88,613

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

The provision for doubtful accounts totaled $1,500,000, $2,540,000 and $5,413,000 for 2002, 2001, and 2000, respectively.

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

The provision for self-insured professional liability risks was $11,946,000 and $3,866,000 for 2002, and 2001, respectively.

Investments in Unconsolidated Affiliate. We account for investments in unconsolidated affiliate in accordance with APB No. 18. “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).  APB 18 provides that “under the equity method, the original investment is recorded at cost and is adjusted periodically to recognize the investor’s share of earnings or losses after the date of acquisition.  Dividends received reduce the basis of the investment.”  Additionally, APB 18 provides that “loss in value of an investment which is other than a temporary decline should be recognized” and “continuing operating losses from the investment may indicate the need for an adjustment in the basis of the investment in excess of those recognized by the application of the equity method.”

At December 31, 2002, and 2001, the Company’s carrying value of its investment in ALC’s common stock was $2,843,000 and $3,739,000, respectively.  At December 31, 2002, and 2001, the Company’s interest in ALC equity of $28,385,000 and $32,799,000 at December 31, 2002, and 2001, respectively was $6,344,000 and $7,331,000.  The difference is being accreted over 40 years, which is management’s estimate of the useful lives of ALC’s non-current assets.

Our company’s ownership of 1,452,794 shares of ALC’s common stock represents 22.35% of ALC’s total common stock outstanding.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Readers are cautioned that statements contained in this section “Quantitative and Qualitative Disclosures About Market Risk” are forward-looking and should be read in conjunction with the disclosure under the heading “Statement Regarding Forward-Looking Disclosure” set forth above.

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

All of our investments in debt securities at December 31, 2002, have fixed interest rates.  Changes in interest rates generally impact the fair value, but not future earnings or cash flows of investments in debt and equity securities and fixed rate debt.

At December 31, 2002, the balance outstanding under our $10,000,000 line of credit with LTC, which expires April 1, 2008, is $5,813,000.  Subsequent to December 31, 2002, we drew an additional $950,000 on March 17, 2003, on the secured line of credit.  This line of credit has a fixed interest rate of 10.0%.

At December 31, 2002, based on quoted market values, interest rates for comparable securities and estimates made by management, the fair value of our investment in debt and equity securities was $5,841,000.  Our company does not believe that the future market risks associated with its investments in debt and equity securities will have a material impact on our company or our future operations.

Item 8.	FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
CLC Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of CLC Healthcare, Inc. as of December 31, 2002, and 2001 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed at Item 15(d).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  The financial statements of Assisted Living Concepts, Inc. as of December 31, 2002 (a corporation in which the Company has a 22.35% interest), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to the amounts included for Assisted Living Concepts, Inc., it is based solely on their report.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CLC Healthcare, Inc. at December 31, 2002, and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses, increases in liabilities and reduction in the availability under its line of credit raise substantial doubt about its ability to continue as a going concern.  Management’s plans to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 28, 2003,
except for the sixth paragraph of Note 3 and the fourth paragraph of Note 1, as to which the dates are,
March 7, 2003 and March 17, 2003, respectively

CLC HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,

	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$1,796	$539
Accounts receivable, net of allowance for doubtful accounts: 2002 - $4,371; 2001 - $6,603	7,774	9,789
Prepaid expenses and other current assets	1,078	1,759
Total current assets	10,648	12,087
Property and Equipment:
Land	100	—
Buildings and improvements	1,576	—
Furniture, fixtures and equipment	4,312	3,222
Accumulated depreciation	(1,484)	(653)

Property and equipment, net	4,504	2,569
Other Assets:
Investment in unconsolidated affiliate	2,843	3,739
Debt securities	1,410	1,515
Other	217	243

Total other assets	4,470	5,497

Total assets	$19,622	$20,153

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$7,574	$7,417
Accrued salaries and benefits	2,822	3,819
Deposits from residents	516	486
Current portion of mortgage loans payable	41	—
Accrued rent payable to LTC	2,400	—
Current portion of accrued self insurance risk	2,443	3,866
Other accrued liabilities	5,000	4,672

Total current liabilities	20,796	20,260
Deferred rent to LTC	1,917	—
Accrued self insurance risk, less current portion	10,156	—
Mortgage loans payable, less current portion	1,109	—
Note payable – Medicare	149	—
Notes payable - LTC	7,850	7,000
Line of credit from LTC	5,813	5,342
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock $0.01 par value; 10,000,000 shares authorized	—	—
Common stock $0.01 par value; 40,000,000 shares authorized; shares issued: 2002 – 3,335,882; 2001 – 3,335,882	33	33
Capital in excess of par value	10,224	10,224
Treasury stock: shares 2002 – 1,190,056; 2001 – 1,196,056	(2,654)	(2,643)
Unearned stock compensation	(130)	(211)
Accumulated deficit	(35,259)	(19,461)
Accumulated comprehensive loss	(382)	(391)

Total stockholders’ deficit	(28,168)	(12,449)

Total liabilities and stockholders’ deficit	$19,622	$20,153

See accompanying notes

CLC HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,

	2002	2001	2000

Revenues:
Net patient revenues	$90,164	$89,058	$88,613
Rental income	—	3,560	4,571
Interest and other income	1,068	2,105	3,148

Total revenues	91,232	94,723	96,332
Costs and Expenses:
Salaries and benefits	66,862	66,912	65,763
Supplies	10,440	11,217	12,220
Rent – LTC	4,917	3,054	6,176
Interest on mortgages payable	85	2,753	3,612
Interest expense on notes payable to LTC	517	—	—
Interest expense on line of credit from LTC	541	1,806	1,713
Depreciation	627	1,855	1,621
Minority interest	—	343	343
Provision for bad debts	1,500	2,540	5,413
Medicare settlement charge (adjustment) related to prior operator	(1,333)	1,963	—
Impairment charge on assets	212	5,506	—
Insurance expense	10,133	6,358	3,409
Other operating and administrative	11,542	13,876	11,944

Total costs and expenses	106,043	118,183	112,214

Operating loss	(14,811)	(23,460)	(15,882)
Equity and losses from investment in unconsolidated affiliate	(897)	—	—
Forgiveness of rent and interest due to LTC	—	496	—
Gain on exchange of debt and equity securities	—	775	—
Loss on sale of LTC common stock	—	(521)	—
Gain on sale of available-for-sale securities	—	2,700	—
Gain on sale of real estate properties	—	11,679	10,487
Write down of investments	—	—	(2,079)

Loss before provision for income taxes	(15,708)	(8,331)	(7,474)
Provision for state income taxes	90	—	—

Net loss	$(15,798)	$(8,331)	$(7,474)

Weighted Average Shares Outstanding	2,149,218	1,999,578	2,195,592

Net Loss Per Common Share:
Basic and diluted net loss per share	$(7.35)	$(4.17)	$(3.40)

See accompanying notes

CLC HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock	Capital in Excess of Par	Treasury Stock	Unearned Stock Compensation	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total

Balance – January 1, 2000	$33	$10,224	$(2,112)	$—	$(3,851)	$(1,895)	$2,399

Repurchase of 515,800 shares	—	—	(542)	—	—	—	(542)
Adjustment for write down of investments	—	—	—	—	—	1,076	1,076
Net loss	—	—	—	—	(7,474)	—	(7,474)

Comprehensive loss	—	—	—	—	—	—	(6,398)

Balance – December 31, 2000	33	10,224	(2,654)	—	(11,325)	(819)	(4,541)

Repurchase 191,200 shares	—	—	(246)	—	—	—	(246)
Issue 392,500 shares of restricted stock	—	—	257	(211)	—	—	46
Unrealized gain on available-for-sale securities	—	—	—	—	—	623	623
Comprehensive loss adjustment	—	—	—	—	195	(195)	—
Net loss	—	—	—	—	(8,331)	—	(8,331)

Comprehensive loss	—	—	—	—	—	—	(7,708)

Balance – December 31, 2001	33	10,224	(2,643)	(211)	(19,461)	(391)	(12,449)

Restricted stock issued – net of cancellations	—	—	(11)	81	—	—	70
Unrealized gain on available –for-sale securities	—	—	—	—	—	9	9
Net loss	—	—	—	—	(15,798)	—	(15,798)

Comprehensive loss	—	—	—	—	—	—	(15,789)

Balance – December 31, 2002	$33	$10,224	$(2,654)	$(130)	$(35,259)	$(382)	$(28,168)

See accompanying notes

CLC HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2002	2001	2000

OPERATING ACTIVITIES:
Net loss	$(15,798)	$(8,331)	$(7,474)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	627	1,855	1,621
Non-cash impairment charge	212	5,506	—
Other non-cash items	(43)	3,929	(154)
Operating loss funding from LTC	—	(1,398)	—
Gain on sale of available-for-sale securities	—	(2,700)	—
Gain on exchange debt and equity securities	—	(775)	—
Gain on sale of real estate properties	—	(11,679)	(10,487)
Loss on sale of LTC stock	—	521	—
Write down of investments	—	—	2,079
Loss on investment in unconsolidated affiliate	897
Decrease (increase) in accounts receivable, net	2,015	713	(2,751)
Decrease (increase) in prepaid expenses and other assets	706	(46)	3.366
(Decrease) increase in accounts payable	188	3,592	2,268
Increase in accrued salaries and benefits	(998)	(153)	2,700
Increase in accrued self insurance risk	8,733	3,866	—
Increase in accrued and deferred rent	4,317	—	—
Increase in accrued interest payable	212	—	—
Increase in other accrued liabilities	756	1,780	2,318

Net cash provided by (used in) operating activities	1,824	(3,320)	(6,514)
INVESTING ACTIVITIES:
Investment in convertible subordinated debentures	—	(939)	—
Proceeds from sale of LTC stock	—	1,695	—
Purchase of LTC common stock	—	(511)	—
Purchase of LTC convertible subordinated debentures	—	—	(521)
Property and equipment additions	(1,124)	(833)	(2,742)
Proceeds from redemption of LTC convertible subordinated debentures	—	560	—
Payment on note receivable	—	—	500
Proceeds from sale of property and equipment	4	—	—
Proceeds from call of ALC senior notes	156	—	—
Other	—	—	22

Net cash used in investing activities	(964)	(28)	(2,741)
FINANCING ACTIVITIES:
Advances under line of credit from LTC	792	5,537	14,753
Payments on line of credit from LTC	(794)	(1,650)	(3,540)
Principal payments on mortgage loans payable	(21)	(444)	(1,197)
Repurchase of common stock	—	(246)	(542)
Issues and cancels of restricted common stock	70	47	—
Interest payment in form of additional LTC note payable principal	350	—	—

Net cash provided by financing activities	397	3,244	9,474

Increase (decrease) in cash and cash equivalents	1,257	(104)	219
Cash and cash equivalents, beginning of year	539	643	424

Cash and cash equivalents, end of year	$1,796	$539	$643

CLC HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,

	2002	2001	2000

Supplemental disclosure of cash flow information:
Interest paid	$580	$5,704	$3,664
Non-cash investing and financing activities:
Assumption of mortgage loan relating to acquisition of real estate properties	$1,172	$—	$—
Acquisition of real estate properties by deed-in-lieu foreclosure	1,672	—	—
Non-cash acquisition of working capital	—	—	581
Reduction in accrued interest due to forgiveness from LTC	—	1,347	—
Reduction in accrued rent due to forgiveness from LTC	—	3,054	—
Increase in line of credit from LTC	471	—	—
Increase in investment in unconsolidated subsidiary	—	7,000	—
Increase in notes payable to LTC	500	7,000	—
Reduction of accrued interest utilizing line of credit from LTC	—	1,223	—
Reduction of accrued rent utilizing line of credit from LTC	—	2,132	—
Reduction of mortgage loan payables from sale of real estate properties	—	33,062	13,696
Reduction of line of credit from LTC from sale of convertible debentures	—	7,800	—
Reduction of line of credit from LTC from sale of real estate properties	—	9,285	5,347

See accompanying notes

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Basis of Presentation

On February 6, 2002, the stockholders approved changing the name of the Company to CLC Healthcare, Inc. (the “Company”) from LTC Healthcare, Inc. The Company is a Nevada corporation and was incorporated on March 20, 1998, and began operations on March 25, 1998.  The Company was originally a preferred stock subsidiary of LTC Properties, Inc. (“LTC”), a real estate investment trust.  On September 30, 1998, concurrently with the conversion of all shares of Company non-voting common stock held by LTC into voting common stock of the Company, LTC completed the spin-off of Company common stock through a taxable dividend to holders of LTC common stock, convertible subordinated debentures and Series C Preferred Stock (the “Distribution”).  Upon completion of the Distribution, the Company began operating as a separate public company.  LTC is subject to the reporting obligations of the Securities and Exchange Commission.  See “Note 3. –Transactions with LTC Properties, Inc. “ for additional information.

The principal business of the Company is providing long-term healthcare services through the operation of nursing facilities.  At December 31, 2002, the Company operated twenty-six nursing facilities with 2,658 licensed beds.The facilities operated by the Company are located in six states (Georgia, Iowa, Kansas, Texas, New Mexico and Virginia) and are collectively referred to herein as nursing facilities.

Going Concern and Management’s Plans
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Since inception, the Company has sustained significant operating losses and net losses.  As shown in the consolidated financial statements, the Company incurred significant losses from operations of $14,811,000 and $23,460,000 for the years ended December 31, 2002, and 2001, respectively, and has negative working capital of $10,148,000 as of December 31, 2002, compared to negative working capital of $8,173,000 as of December 31, 2001.

The Company leases twenty-three of its nursing facilities from LTC and owes LTC $2,400,000 in unpaid rents under the leases as of December 31, 2002.  The Company’s $10,000,000 line of credit is with LTC and had availability as of December 31, 2002, of $4,187,000.  On March 17, 2003, the Company drew an additional $950,000 under the line of credit, leaving availability at $3,237,000.  Should LTC call a default under the leases for nonpayment of rents, the Company could draw on the line of credit and reduce the availability to $837,000.  Substantially all of the assets of the Company and its subsidiaries secure amounts under the leases and the line of credit.  These factors, among others, indicate that the Company may be unable to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  See Note 3. – Transactions with LTC Properties, Inc.

Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis.  As a result of the Medicare program decreasing certain reimbursements as of October 1, 2002, the Company expects its revenues would decrease in 2003 by approximately $1,600,000 without a corresponding decrease in expenses.  Also, since August 18, 2001, the Company has been unable to obtain financially feasible insurance coverage for professional liability claims in the states of Texas and Florida.  At the same time, the Company has experienced an increase in the number of claims filed against the Company that would have generally been covered under such insurance.  Should any one or several of these claims develop into a significant obligation to the Company, the Company would not have the resources to pay such claim.

Currently, the Company is in discussions with LTC regarding the possible transfer of some or all of the twenty-three leased facilities to other operators.  These discussions include consideration LTC may be able to give the

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company for leasehold improvements to the facilities as well as potential rent concessions.  See Note 3. – Transactions with LTC Properties, Inc.

Management would need to significantly reduce the amount of overhead of the Company should the Company and LTC agree to transfer some or all of the leased facilities to other operators.  At this time, the Company is unable to make an estimate of the cost or the potential savings of such a reorganization of the Company.

There can be no assurances that even with a restructuring of the Company’s overhead and reduction of facilities under lease, the Company will continue to be viable.

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

2.          Summary of Significant Accounting Policies

Basis of Consolidation Presentation.  The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships.  All significant intercompany accounts and transactions have been eliminated in consolidation.  As of December 31, 2001, the Company no longer had any controlled partnerships.

Use of Estimates.  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents.  Cash and cash equivalents consist of highly liquid investments with an initial maturity of three months or less and are stated at cost, which approximates market.  At December 31, 2002, and 2001, cash and cash equivalents included deposits from residents of $516,000 and $486,000, respectively.  At December 31, 2002, and 2001, cash and cash equivalents included letters of credit and certificates of deposits pledged as collateral for resident trust funds surety bond requirements of $879,000 and $208,000, respectively. Also, at December 31, 2002, the Company has $232,000 of cash pledged as collateral to LTC for the $7,000,000 note payable.

Collectibility of Accounts Receivable.  Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual residents.  Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion of all of a particular account will not be collected.

In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payer type, the status of ongoing disputes with third-party payors and general industry conditions.  Actual collections of accounts receivable in subsequent periods may require changes in the estimated provisions for bad debts.  Changes in these estimated amounts are charged or credited to the results of operations in the period of the change.

Investment in Unconsolidated Affiliate. The Company accounts for its investments in an affiliate in accordance with APB No. 18  “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).  APB 18 provides that “under the equity method, the original investment is recorded at cost and is adjusted periodically to recognize the investor’s share of earnings or losses after the date of acquisition.  Dividends received reduce the basis of the investment.”  Additionally, APB 18 provides that “loss in value of an investment which is other than a temporary decline should be recognized” and “continuing operating losses

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

from the investment may indicate the need for an adjustment in the basis of the investment in excess of those recognized by the application of the equity method.”

At December 31, 2002, and 2001 the Company’s carrying value of its investment in ALC’s common stock was $2,843,000 and $3,739,000, respectively.  At December 31, 2002, and 2001 the Company’s interest in ALC equity of $28,385,000 and $32,799,000 at December 31, 2002, and 2001 respectively were $6,344,000, and $7,331,000.  The difference is being accreted over 40 years, which is management’s estimate of the useful lives of ALC’s non-current assets.

The Company’s ownership of 1,452,794 shares of ALC’s common stock represents 22.35% at December 31, 2002, of ALC’s total common stock outstanding.  ALC is subject to the periodic reporting requirements of the Securities and Exchange Commission.

Allowance for Insurance Risks.  The Company self-insures its professional liability risks for the nursing facilities located in the state of Texas and previously for its nursing facilities located in the state of Florida.  The Company no longer operates in Florida.  Provisions for loss for these risks are based on actuarially determined estimates.  The allowance for professional liability risks includes an amount determined for reported claims and an amount based on past experience, for losses incurred but not reported.  These liabilities are necessarily based on estimates and, while management believes the provision for the loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded.  The methods used in determining these liabilities are continually reviewed and any adjustments are currently reflected in operations.

Property and Equipment.  Property and equipment are stated at the cost, net of accumulated depreciation.  Depreciation is provided on a straight-line basis over the estimated useful lives of 3 to 25 years for equipment and 35 to 40 years for buildings.

Other Accrued Liabilities.  A summary of other accrued liabilities at December 31 is as follows (in thousands):

	2002	2001

Accrued interest	$212	$—
Accrued insurance	1,585	1,394
Accrued property taxes	388	412
Due to prior operators	—	445
Accrued civil monetary penalties	702	480
Accrued legal, audit and tax fees	229	447
Short term notes payable	1,781	1,454
Other	103	40

	$5,000	$4,672

Investments in Debt Securities.  Investments in debt securities are accounted for at amortized cost as held-to-maturity securities.  Unrealized holding gains and losses resulting from changes in the fair value of available-for-sale securities considered to be temporary are reported as a separate component of stockholders’ equity and comprehensive loss. Losses considered other than temporary are recognized in expense in the period so determined.

Revenue Recognition.  The Company has agreements with third-party payors that provide for payments to our nursing facilities.  These payment arrangements may be based upon prospective rates, fee schedules, reimbursable costs, established charges, discounted charges or per diem payments. Net patient service revenue is reported at the estimated net realizable amounts from Medicaid, Medicare, other third-party payors and individual residents for services rendered.  Retroactive adjustments that are likely to result from future

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

examinations by third-party payors are accrued on an estimated basis in the period related services are rendered and adjusted as necessary in future periods based upon final settlements.

A summary of the revenue by payor types is as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Medicaid	$56,669	$57,363	$56,988
Medicare	19,492	18,244	17,006
Private	9,542	9,462	9,450
Insurance and other	4,461	3,989	5,169

	$90,164	$89,058	$88,613

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

Earnings (Loss) Per Share. The Company had no dilutive securities for the periods ended December 31, 2002, 2001, or 2000.  Weighted average shares outstanding for 2002, 2001, and 2000 were 2,149,218, 1,999,578, and 2,195,592, respectively.

Stock-Based Compensation.  The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, but accounts for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25.

At December 31, 2002, the Company has a stock-based employee compensation plan, which is described more fully in Note 9.  The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  No stock-based employee compensation is reflected in net loss, as all options granted the plan had an exercise price equal to the market value of the underlying common stock on the grant date.  The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	Year Ended December 31,

	2002	2001	2000

Net loss, as reported	$(15,798,000)	$(8,331,000)	$(7,474,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(6,000)	(111,000)	(207,000)

Pro forma net loss	$(15,804,000)	$(8,442,000)	$(7,681,000)

Earnings per share:
Basic and diluted - as reported	$(7.35)	$(4.17)	$(3.40)

Basic and diluted – pro forma	$(7.35)	$(4.22)	$(3.50)

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Industry Segments. The Company has one operating segment, nursing facility operations.  Nursing operations include revenues generated by providing long-term healthcare services in nursing facilities operated by the Company and rental income generated by leasing long-term care facilities owned by the Company to third party operators. The Company commenced operating nursing facilities on September 1, 1999.

Concentration of Credit Risks.  The Company has significant accounts receivable whose collectibility or realizability is dependent upon the performance of certain government programs, primarily Medicare and Medicaid.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements.  In October 2001, the Financial Accounting Standards Board issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”(“SFAS”), which is required to be adopted in fiscal years beginning after December 15, 2001.  SFAS 144 on asset impairment supercedes Statement No. 121, “Accounting of the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of.  SFAS 144 also broadens the definition of what constitutes discontinued operations for financial reporting purposes, which may result in more dispositions reported as discontinued operations.  The Company adopted SFAS 144 on January 1, 2002.  SFAS 144 requires the Company to evaluate whether events or circumstances have occurred that indicate all or a portion of the carrying amount of the Company’s long-lived assets may not be recoverable. If these long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair market value using estimated discounted cash flows.  During 2002, based on the Company’s estimate of fair value, the Company recorded an impairment expense of $212,000 for leasehold improvements and equipment.  These amounts are included in “Impairment charge on assets” in the Company’s Consolidated Statement of Operations.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which is required to be applied in fiscal years beginning after May 15, 2002, with early application encouraged. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 “Reporting Gains and Losses from Extinguishment of Debt.”  SFAS 145 requires any gains or losses on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified into income from operations.  The Company has not determined the impact on the results of operations or financial position from the adoption of SFAS 145, but the Company does not expect the impact to be material.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged.  SFAS 146 addresses the accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring”).  The Company does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS 146.

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.          Transactions with LTC Properties, Inc.

During the period from inception (March 25, 1998) to September 30, 1998, LTC acquired 40,002 shares of the Company’s non-voting common stock for $2,001,000.  In addition, the Company acquired equity investments with a book value of $788,000, thirteen real estate properties with a gross book value of $65,182,000 (net book value of $61,462,000) that were encumbered by $29,263,000 of mortgage debt on seven of the properties and a minority interest liability of $3,461,000, and other related assets and liabilities with a book value of $93,000 from LTC in exchange for a combination of 36,000 shares of Company non-voting common stock and borrowings of $21,396,000 by the Company under a then unsecured line of credit provided by LTC.  Subsequent to the acquisition of the above assets and liabilities, the Company obtained mortgage financing of $17,400,000 from a third-party lender on four of the unencumbered properties.  The Company utilized proceeds from the mortgage debt and cash on hand to repay borrowings of $17,668,000 under the then unsecured line of credit provided by LTC.

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

Upon completion of the spin-off, the Company began operating as a separate public company.  As of December 31, 2000, LTC owned 180,000 shares or 9.3% of the Company’s outstanding common stock.  On March 9, 2001, LTC sold the 180,000 shares to the Company for $225,000, not including selling commissions, which was the fair market value on the date of sale.  LTC sold these shares because the Tax Relief Extension Act of 1999 (“ACT”) provides that, subject to certain exceptions for taxable years commencing after December 31, 2000, a Real Estate Investment Trust (“REIT”) may not own more than 10 percent of the total value of the securities of any corporation.  Without qualifying as safe harbor debt, securities under the ACT include the line of credit provided by LTC to the Company.  In order to qualify as safe harbor debt and retain its REIT status, LTC was required to hold only such debt or the shares.  Accordingly, LTC sold the shares to the Company.

As of December 31, 2002, twenty-three of the Company’s nursing facilities with 2,511 licensed beds were leased from LTC.   The current leases for the twenty-three nursing facilities owned by LTC are under individual six-year leases, which expire on December 31, 2007, with aggregate annual base rents for 2002, 2003, 2004, 2005, 2006 and 2007, of $3,000,000, $4,000,000, $4,750,000, $5,350,000, $5,900,000, and $6,500,000, respectively.  The leases contain two five-year renewal options with increases of 2.0% annually.  These leases have a provision for acceleration should there be a change of control, as defined in the leases, of the Company.  As of December 31, 2002, the Company had unpaid rent related to these leases of $2,400,000.

LTC has discussed with our Board of Directors the possible transfer of some or all of the twenty-three LTC leased facilities to other operators and our independent directors agreed, at this time, to permit LTC to solicit other operators for these facilities.    LTC has committed that until June 30, 2003, and contingent on LTC reaching an agreement with another operator of any for these facilities, LTC would purchase from us the leasehold improvements, furniture, fixtures and equipment and pay us a mutually agreeable lease breakage fee for any facility leased to a new operator.  LTC has also agreed to give us a rent abatement retroactive to March 1, 2003 on any facility where LTC has entered into a new lease with a new operator.

Our Chief Executive Officer and Vice President of Taxes serve as the same officers of LTC.  Our President also serves as LTC’s Executive Vice President, Chief Investment Officer.  Prior to March 7, 2003, when she resigned, our Chief Financial Officer also served and still serves as Chief Financial Officer of LTC.  Our Chief Executive Officer, President and the former Chief Financial Officer  remain members of our Board of Directors.  LTC has provided these three directors and one outside director with indemnification agreements.

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At inception, the Company and LTC entered into an administrative services agreement under, which, LTC would provide us management and administrative services.   In exchange for those services, the Company was required to pay LTC 25% of the aggregate amount of all wages, salaries, bonuses, and rent for LTC’s corporate offices paid by LTC each month.  The administrative services agreement had a term of ten years but could be terminated either by LTC or the Company at any time upon 30 days’ prior written notice to the other party or upon a change of control of LTC.  The administrative services agreement was suspended with an effective date of January 1, 2000.

LTC provided the Company with a $20,000,000 secured line of credit that bears interest at 10% and matures April 1, 2008.    Effective October 1, 2002, the Company and LTC amended the secured line of credit extended by the LTC to Company.  The amendment reduced the line from $20,000,000 to $10,000,000 and added certain restrictions as to the use of funds drawn under the agreement. As of December 31, 2002, and December 31, 2001, $5,813,000 and $5,342,000, respectively, were outstanding under the secured line of credit. The Company is dependent upon LTC for capital and financing.  The line of credit continues to bear interest at 10%, mature on April 1, 2008, and contain a provision for acceleration should there be a change of control of the Company. During 2002, 2001, and 2000, the Company recorded interest expense related to the secured line of credit of $541,000, $459,000, net of interest forgiveness discussed below, and $1,713,000, respectively.  In consideration of this amendment, LTC waived until November 30, 2002, defaults under its leases with the Company for non-payment of rent.  The amendment was approved by the independent Board members of each company’s board.  The Company has unpaid rent payable to LTC of $2,400,000 as of December 31, 2002.  Should the Company draw on the line of credit to pay rents due as of December 31, 2002, the remaining availability under the loan would be $837,000.

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

On November 21, 2001, the Company entered into a Securities Purchase Agreement with LTC pursuant to which the Company sold to LTC 7.5% convertible subordinated debentures of Regent Healthcare, Inc. with a face value of $8,500,000 for a purchase price of $7,800,000.  The Company had a carrying value of the debentures of $5,100,000 (after impairment charges – see Note 6. — Debt and Equity Securities) and recognized a gain on the sale of $2,700,000.  The sales price represented the Company’s estimate of the fair market value of the debentures. The proceeds of $7,800,000 were applied to reduce total indebtedness due to LTC.

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On December 31, 2001, Holdings issued to LTC a Promissory Note (“Note”) in accordance with the Agreement in the face amount of $7,000,000 in payment for the right to receive 1,238,076 shares of ALC common stock distributed pursuant to the Plan (approximately $5.65 per share).  CLC, the parent company of Holdings, did not guarantee the Note.  The price of the shares was determined by reference to Exhibit G, Volume II of II of ALC’s First Amended Joint Plan of Reorganization.  This Exhibit G reported that the projected stockholders’ equity of ALC upon emergence from bankruptcy to be $32,799,000 and to be $37,117,000 on December 31, 2002.  ALC issued 6,500,000 shares of new common stock at emergence, which resulted in a calculated valuation of $5.05 per share value as of January 1, 2002. The Note is for a term of five years and bears interest at 5%, compounded annually and accruing to the principal balance plus interest at 2% on the original $7,000,000, payable in cash annually.  The Note is a full recourse obligation of Holdings and is secured by all of the assets owned now or in the future by Holdings and contains a provision for acceleration should there be a change of control of Holdings or our company.  At December 31, 2002, the Note had a principal balance of $7,350,000.

Prior to ALC’s emergence from bankruptcy, Holdings owned $5,715,000 face value of ALC’s 5.625% convertible subordinated debentures and 30,847 shares of ALC’s common stock.  As a result of the Plan, Holdings received $1,382,000 of ALC’s new Senior Secured Notes bearing interest at 10.0% per annum, payable semi-annually in arrears; $534,000 of new Junior Secured Notes bearing interest payable in additional new Junior Secured Notes for three years at 8.0% per annum and thereafter payable in cash at 12.0% per annum, payable semi-annually in arrears and 214,250 shares of ALC common stock.  Additionally, Holdings received 468 shares of ALC common stock in exchange for the 30,847 shares owned prior to emergence.  All of these securities are additional collateral for the Note and have a fair market value at December 31, 2002, of approximately $5,841,000.

On December 20, 2001, the Company entered into an agreement to sell to LTC six skilled nursing facilities and four assisted living facilities.  The total sale price was $45,860,000 subject to mortgage debt of approximately $33,062,000 and minority interest of approximately $3,518,000.  The Company recognized a gain on the sale of the real estate properties of $11,679,000 and proceeds of $9,285,000, which was applied to reduce total indebtedness due to LTC.  Two of the facilities sold to LTC were owned and operated by the Company.  The remaining eight facilities had been leased to third party operators and generated annual rental income of approximately $3,600,000 and required debt service of  $3,200,000.

Additionally, in December 2001, LTC agreed to forgive approximately $4,401,000 in accrued interest related to the line of credit from LTC and unpaid rent for 2001.  The forgiveness was granted to compensate the Company for assuming operations and absorbing losses on certain nursing facilities that LTC and the Company agreed should be, and subsequently were, closed.

Pursuant to an intercompany agreement, the Company has agreed not to engage in activities or make investments that involve real estate, unless it has first provided written notice to LTC of the material terms and

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

conditions of such activities or investments, and LTC has determined not to pursue such activities or investments either by providing written notice to the Company rejecting the opportunity within ten days following the date of receipt of notice of the opportunity or by allowing such ten-day period to lapse.  Pursuant to the intercompany agreement, the Company and LTC also agreed to notify each other of, and make available to each other, investment opportunities that they develop or of which they become aware but are unable or unwilling to pursue.  The Company also agreed not to prepay or cause to be prepaid any of its mortgage loans originated by LTC which were securitized by LTC in REMIC transactions.  As of December 31, 2001 the Company no longer has any such debt covered by this agreement.  The intercompany agreement has a term of ten years and expires in 2008 but shall terminate earlier upon a change of control of LTC.

In April 2001, LTC’s Board of Directors approved an indemnification agreement covering certain of our officers who also serve as officers of LTC and one current outside director of our company.

In March 2002, the Company agreed to buy from LTC a wholly owned subsidiary, LTC-Fort Tucum, Inc., for a $500,000 note bearing no interest for one year and thereafter interest at 8% annually for two years.  The Company has certain rights to extend the note at its maturity.  The Company used LTC-Fort Tucum to acquire two skilled nursing facilities in New Mexico, previously operated by Integrated Health Services, Inc., with a total of 97 licensed beds, in a deed-in-lieu of foreclosure transaction.  These facilities are financed with debt from a REMIC pool originated by LTC.  The total debt assumed by the Company was $1,172,000 and the Company began operating the facilities in June 2002.  As of December 31, 2002, these mortgage loans secured by the two nursing facilities had a total outstanding principal balance of $1,150,000, a weighted average interest rate of 12.6% and a maturity date of April 2015.

4.          Nursing Home Operations

On September 1, 1999, the Company entered into operating leases with LTC and began operating six nursing facilities.  In October 1999, the Company began operating twelve additional nursing facilities.  Eleven of the nursing facilities the Company began operating in October 1999 were leased from LTC and the remaining facility was acquired by the Company.  The Company initially entered into management agreements with two third party operators of long-term care facilities for the management of the twelve facilities.  Effective February 29, 2000, the management agreement with one of the third party operators was terminated and the Company began operating nine of the facilities on March 1, 2000.  The management agreement for the remaining three facilities was terminated on March 31, 2000 and the Company began operating those facilities on April 1, 2000.

The Company entered into an at-risk management agreement with a third party provider January 1, 2000 for eight facilities leased to the third party provider from LTC.  During 2000 two leases between LTC and the third party provider were terminated and the facilities were leased directly to the Company from LTC.  Concurrently, the management agreement between the Company and the third party provider was terminated for the two facilities now leased directly from LTC.

On January 1, 2000, the Company began operating five facilities that are leased from LTC, and effective February 1, 2000, the Company began operating one facility that is leased from a third party.  In May 2000, the facility owned by the company that was formerly closed was reopened.

In June 2000, LTC terminated the lease on a facility operated by the Company.  Also, during 2000, LTC sold two facilities that were leased to the Company.  On August 9, 2000, the lease was terminated on one of the facilities and the Company ceased operating the facility.  The lease was terminated on the second facility on September 30, 2000.

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effective January 1, 2001, the Company and LTC agreed to terminate leases for four facilities containing a total of 603 licensed beds in four states.  The facilities were operated by the Company under a short-term, at-risk management agreement with LTC during a transition period.

On March 1, 2001, the Company began operating an additional facility not formerly operated by the Company under a short-term, at-risk management agreement with LTC. On April 1, 2001, the Company began operating one additional nursing facility under an operating lease with LTC.  On April 24, 2001, the Company ceased operating and closed one nursing facility previously operated under a short-term, at-risk management agreement with LTC.  On May 25, 2001, the Company ceased operating and closed one nursing facility previously leased from LTC.  On June 20, 2001, the Company ceased operating and closed one nursing facility previously leased from LTC.  On July 24, 2001, the Company ceased operating and closed one nursing facility previously operated under a short-term, at-risk management agreement with LTC.  On August 1, 2001, the Company ceased operating one nursing facility previously operated under a short-term, at-risk management agreement with LTC.  On September 17, 2001, the Company ceased operating and closed one nursing facility previously operated under a short-term, at-risk management agreement with LTC.  On October 19, 2001, the Company ceased operating and closed one nursing facility previously leased from LTC.  On December 1, 2001, the Company began operating one additional nursing facility under an operating lease with LTC. On December 17, 2001, the Company began operating one nursing facility under an operating lease with LTC, which previously was under a short-term, at-risk management agreement with LTC.

In February 2002, LTC sold two skilled nursing facilities in Illinois to an unrelated third party.  The Company continued to operate these facilities under a short-term operations transfer agreement until the new owner obtained a license and regulatory approval.  On March 29, 2002, the Company ceased operating the two nursing facilities in Illinois.  The Company no longer operates in the state of Illinois.  Effective April 1, 2002, the Company de-licensed 24 beds in Kansas.  In June 2002, the Company purchased two nursing facilities in New Mexico from LTC.  Effective September 1, 2002, the Company de-licensed 29 beds in Iowa.

As a result, as of February 28, 2003, the Company operated twenty-six nursing facilities with 2,658 licensed beds.  See Note 3 – Transactions with LTC Properties, Inc.

5.          Real Estate Investments

During 2000, the Company sold 100% of two subsidiaries that owned two nursing facilities to LTC for total proceeds of $19,200,000.  On December 20, 2001, the Company entered into an agreement to sell to LTC six skilled nursing facilities and four assisted living facilities.  The total sale price was $45,860,000 subject to mortgage debt of approximately $33,062,000 and minority interest of approximately $3,518,000.  The Company recognized a gain on the sale of the real estate properties of $11,679,000 and proceeds of $9,285,000, which were applied to reduce total indebtedness due to LTC.  Two of the facilities sold to LTC were owned and operated by the Company.  The remaining eight facilities had been leased to third-party operators and had annual rents of approximately $3,600,000 and required debt service costs of approximately $3,200,000.

In March 2002, the Company acquired two nursing facilities with 97 licensed beds in New Mexico from LTC for a purchase price of $1,672,000.  The purchase price equaled the assumption of mortgage debt of $1,172,000 secured by the property that was assumed by the Company and a $500,000 note bearing no interest for one year and thereafter interest at 8% annually for two years.  The Company has certain rights to extend the note at its maturity. These facilities are financed with debt from a REMIC pool originated by LTC.

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.          Debt and Equity Securities

During 1998, the Company purchased $8,500,000 principal amount of convertible subordinated debentures from Regent Healthcare, Inc. (the “Regent Debentures”).  The Regent Debentures had a maturity date of March 31, 2008 and an interest rate of 7.5%.  At December 31, 1998, the Regent Debentures were convertible into Regent common stock at $7.50 per share.  During 1999, Regent’s common stock was de-listed from the NASDAQ and the conversion price was reduced to $6.75 per share. In 2001, the Company incurred an impairment charge of $3,400,000 to reduce the carrying value of the Regent Debentures to management’s estimate of the fair value of $5,100,000.  On November 21, 2001, the Company entered into a Securities Purchase Agreement with LTC pursuant to which the Company sold all of its Regent debentures to LTC for $7,800,000.  The Company had a carrying value of the debentures of $5,100,000, after the impairment charge, and recognized a gain on the sale of $2,700,000.  The proceeds of $7,800,000 were applied to reduce total indebtedness due to LTC.

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

As a result of the bankruptcy plan, the Company received $1,382,000 of ALC’s new Senior Secured Notes bearing interest at 10.0% per annum, payable semi-annually in arrears; $524,000 of new Junior Secured Notes bearing interest payable in additional new Junior Secured Notes for three years at 8.0% per annum and thereafter payable in cash at 12.0% per annum, payable semi-annually in arrears and 214,250 shares of ALC common stock.    Additionally, the Company received 468 shares of ALC’s new common stock in exchange of the 30,847 shares of old ALC common stock owned by the Company prior to ALC’s emergence from bankruptcy.  The Company accounts for its investment in ALC’s Junior and Senior Notes as available-for-sale securities.  In November 2002, ALC performed a mandatory partial call of $156,000 of the Company’s new Senior Secured Notes as the result of ALC’s sale of certain assets collateralizing the Senior Secured Notes. During 2002, the Company received an additional $43,000 of ALC Junior Secured Notes as interest in-kind, respectively.  As a result, at December 31, 2002, the Company owned $1,225,000 face amount of ALC new Senior Secured Notes and $567,000 new Junior Secured Notes, which the Company recorded at management’s estimate of the fair market value of $1,410,000.  Unrealized holding gain on changes in the fair value of the investment of $9,000 and $391,000 unrealized holding loss are included in the comprehensive loss for the years ended December 31, 2002, and 2001, respectively.

During 1998, the year of the Company’s formation, LTC transferred equity investments consisting of 30,847 shares of ALC common stock to the Company.  In 2000, the Company recorded a write down of $476,000 to recognize the decline in value of the ALC common stock considered to be other than temporary.  As part of ALC’s bankruptcy plan, the Company received 468 shares of ALC common stock in exchange for the 30,847 shares owned prior to ALC’s emergence from bankruptcy.  Additionally, on December 31, 2001, Holdings issued a Promissory Note (“Note”) in accordance with the Agreement in the face amount of $7,000,000 in payment for the right to receive 1,238,076 shares of ALC common stock distributed pursuant to the Plan (approximately $5.65 per share).  See Note 3. —Transactions with LTC Properties, Inc.  As discussed above,

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Holdings owned certain convertible debentures of ALC prior to ALC’s emergence from bankruptcy.  As a result, Holdings received 214,250 shares of ALC common stock as a partial exchange for these debentures.  As of December 31, 2001, the Company owned 1,452,794 shares of ALC common stock, which was recorded at a total value of $3,739,000 under the equity method of accounting.

At December 31, 2002, the Company owned 1,452,794 shares of ALC’s 6,500,000 common shares outstanding or 22.35% of total ALC common stock.  See Note 3. — Transactions with LTC Properties, Inc.  In accordance with APB Opinion No. 18, on January 1, 2002, the Company began recording its proportionate share of the equity and earnings reported by ALC.  This amount is reported as a single amount in the Company’s income statement and will be a corresponding increase or decrease to the carrying value of the investment.  Additionally, in accordance with APB 18, if the Company determines there may be an additional loss in value on this investment that is other than temporary, the Company may recognize an impairment charge related to the investment.  These adjustments, neither the proportionate income recognition nor the valuation to measure impairment, impact the $7,000,000 Note the Company has with LTC for the purchase of 1,238,076 of the ALC common stock.  In 2002, the Company recorded a loss of $897,000 from the equity and losses in its investment in ALC common stock.

During 1998, the Company purchased for investment purposes, 194,100 shares of LTC common stock for an aggregate cost of approximately $3,308,000. In 2000, the Company recorded a write down of $1,603,000 to recognize the decline in value of this investment considered to be other than temporary. In 2001, the Company purchased an additional 100,700 shares of LTC common stock for an aggregate cost of $511,000.  As a part of the LTC tender offer in 2002, the Company sold all 294,800 shares of LTC common stock for $1,695,000 and recognized a loss on the sale of $521,000.  Of the proceeds of the sale, $1,650,000 was applied to reduce total indebtedness due to LTC.

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

7.          Long-term Debt

LTC has provided the Company with a $10,000,000 secured line of credit that bears interest at 10% and matures in April 1, 2008, as amended. – See Note 3 – Transactions with LTC Properties, Inc.  As of December 31, 2002, and 2001, $5,813,000 and $5,342,000, respectively was outstanding under the secured line of credit.

At December 31, 2002, the Company had two notes due to LTC in the total amount of $7,850,000 – See Note 3 – Transactions with LTC Properties, Inc.  During the year ended December 31, 2002, the Company recorded interest expense of $517,000, on these notes, $350,000 of which was in the form of additional note payable principal.

At December 31, 2002, and 2001, the Company had total outstanding mortgage loans of $1,150,000 and $0, respectively, with a weighted average interest rate of 12.6% and a maturity date of April 2015 – See Note 3 – Transactions with LTC Properties, Inc.  During the year ended December 31, 2002, the Company recorded mortgage loan interest expense of $85,000

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the transfer of seven real estate properties from LTC to the Company in 1998, the Company assumed non-recourse mortgage loans totaling $29,263,000 that are payable to REMIC pools originated by LTC.  In August 1998, the Company obtained mortgage financing of $17,400,000 from a third-party lender on four of the unencumbered properties transferred from LTC.  During 1999, the Company acquired one nursing facility subject to existing non-recourse mortgage debt of $1,571,000 that is also payable to a REMIC pool originated by LTC. The Company has agreed not to prepay any of the mortgage loans payable to REMIC pools originated by LTC.

In the third quarter of 2000, the Company sold 100% of two subsidiaries that owned two nursing facilities, which were encumbered by mortgage debt.  The sale resulted in the elimination of  $13,700,000 of mortgage debt.

On December 20, 2001, the Company entered into an agreement to sell to LTC six skilled nursing facilities and four assisted living facilities, which were encumbered by mortgage debt.  The sale resulted in the elimination of approximately $33,062,000 of mortgage debt.  See Note 3. — Transactions with LTC Properties, Inc.

8.          Commitments and Contingencies

See Note 1. – Basis of Presentation and Note 3. – Transactions with LTC Properties, Inc.

The Company is required, as the lessee of the properties it operates, to secure adequate comprehensive property and liability insurance. During 1999 and 2000, the Company had purchased traditional occurrence-based indemnity insurance for its general, professional, and auto liabilities and has purchased occurrence-based insurance for its workers compensation liabilities.  In addition, the Company had purchased traditional indemnity property insurance for the nursing facilities it operates.  Since March 18, 2001, the Company has been able to purchase insurance coverage for general and professional liability on a claims-made basis in every state except for Texas and Florida.  The Company ceased all operations in Florida in August 2001.  All other coverage for property, autos and workers compensation is still in effect.  The Company has been advised by its insurance broker that due to the regulatory and litigation environments in the state of Texas, there was no insurance company willing to provide financially feasible, acceptable coverage to the Company. At this time the Company and its broker are continuing to seek appropriate coverage for general and professional liability for operations in Texas. There can also be no assurance that the Company will be able to find acceptable coverage in the near future for Texas. Certain risks may, however, be uninsurable or not economically insurable and there can be no assurance the Company will have adequate funds to cover all contingencies.   The Company has notified LTC, its landlord in the state of Texas, regarding this lapse in coverage.  At December 31, 2002, and December 31, 2001, the Company had a reserve for general and professional liability risks of $11,946,000 and $3,866,000, using a discount rate of 4%, respectively.  These reserves include the Company’s estimate, based on an actuarial analysis, of potential uninsured exposure in Texas and Florida and the Company’s actuarial based estimate of exposure outside of the insured policy coverage.

The Company is a party to various legal proceedings related to operations of its nursing facilities.  The Company analyzes all claims against it and vigorously defends those claims.  The Company attempts to resolve all claims in a manner that is in the best interest of the Company.  Given the current litigation environment and unpredictability of jury trials, the existing claims could develop in a way which may present a material adverse affect on the Company’s financial position, results of operations or liquidity.  Based on the Company’s insurance for those claims for which insurance exists and the Company’s allowance for general and professional liability risk in an amount determined for reported claims and the incurred but not reported claims, management believes, at this time, that the existing claims may present a material adverse affect on the Company’s financial position and such claims could have a material adverse effect on liquidity.  Such analysis and allowance is based on past experiences and estimates, while management, at this time, believes the provision for any loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded.

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Texas Health and Safety Code § 242.0372 requires as a condition of licensure for a nursing facility to maintain professional liability insurance.  The statute takes effect September 1, 2003, and requires that the coverage limits be in the minimum amount of $1,000,000 per occurrence and $3,000,000 aggregate; be written on a claims made basis; be issued by either an admitted insurer, the Texas Medical Liability Insurance Underwriting Association or an eligible surplus lines insurer.  The Company interprets the Texas Health and Safety Code coverage limits as a per facility requirement and the Company currently operates seven facilities in the state of Texas.  The Texas Legislature has entered into its 2003 session and it is expected to review this statute.

Currently, the Company has been unable to obtain financially feasible professional liability insurance coverage in the state of Texas.  The Company is unable at this point in time to determine if in the future it will be able to obtain professional liability insurance coverage, which meets the conditions of licensure effective September 1, 2003.

If the legislature does not repeal or amend the current professional liability insurance requirements as a condition of licensure, it is possible that the state could revoke the licenses of the facilities located in Texas and the Company could no longer operate the facilities resulting in the Company being in default of its leases with LTC.  As the landlord, LTC could impose all of its rights and remedies under the leases including the potential termination of the leases (resulting in the loss to the Company of the ability to operate the facilities) and assertion of leasehold damages against the Company.

If the Company were not able to obtain professional liability insurance coverage in the state of Texas and as a result could no longer operate its Texas facilities, it would have a material adverse effect on the Company’s financial position, results of operations and liquidity.

The future minimum rental commitments payable required by all non-cancelable operating leases with original or remaining terms in excess of one year as of December 31, 2002, are $4,369,000, $5,090,000, $5,573,000, $6,020,000, $6,541,000, and $83,000 for 2003, 2004, 2005, 2006, 2007 and thereafter.

The Company is subject to civil monetary penalties, admission restrictions and actions against the facilities’ licenses resulting from periodic surveys at its nursing facilities and facilities under management.  Penalties of approximately $1,038,000 have been asserted and are outstanding as of December 31, 2002, and the Company has pursued adjustments and appeals of these assessments.  The Company’s policy is to accrue for these civil monetary penalties in the accounting period in which a loss is deemed to be probable and the amount is reasonably determinable, based on historical experience.  At December 31, 2002, the Company accrued approximately $702,000 for these potential penalties.  The Company also is taking action to cure deficiencies and pursuing relief from any admission restrictions and other administrative actions.  It is the opinion of management that the ultimate resolution of these contingencies, to the extent not provided for, will not have a material effect on the financial condition of the Company.

The state of Texas has amended regulation 19.2115, which now allows nursing facilities to ameliorate certain violations or improve services, excluding administrative services, using part or all of the money collected on the administrative penalty.  The Company is and intends to apply for amelioration of all previous and future administrative penalties, which meet the qualifications of the amended regulation 19.2115.

9.          Stockholders’ Equity (Deficit)

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Repurchase of Common Stock.  During 2002, 2001, and 2000, the Company repurchased 0, 191,200 and 515,800 shares, respectively, of its common stock for an aggregate purchase price of $0, $246,000 and $521,000, respectively.

Stock Based Compensation Plan.  During 1998, the Company adopted the 1998 Equity Participation Plan (the ”1998 Plan”) under which 500,000 shares of common stock have been reserved for stock based compensation awards.  The 1998 Plan provides for the issuance of incentive and nonqualified stock options, restricted stock and other stock based awards to officers, employees, non-employee directors and consultants.  The terms of awards granted under the 1998 Plan are set by the Company’s compensation committee at its discretion, however, in the case of incentive stock options, the term may not exceed ten years from the date of grant.

The following table summarizes nonqualified stock option activity during 2002, 2001, and 2000:

	Shares			Weighted Average Price

	2002	2001	2000	2002	2001	2000

Outstanding, January 1	52,000	392,334	278,000	$2.23	$2.50	$2.50
Granted	—	30,000	138,000	—	$0.25	$2.50
Exercised	—	—	—	—	—	—
Canceled	(10,000)	(370,334)	(23,666)	$0.25	$2.50	$2.50

Outstanding, December 31	42,000	52,000	392,334	$2.31	$2.23	$2.50

Exercisable, December 31	35,333	31,999	164,334	$2.37	$2.40	$2.50

All the remaining 6,667 unvested options will vest on November 9, 2004, based on continued employment as of each respective vesting date.  Unexercised options expire seven years after the date of vesting.

Prior to 2001, the Company had not granted Restricted Stock.  Restricted stock activity for the year ended December 31, 2002, and 2001 was:

	2002	2001

Outstanding, January 1	233,000	—
Granted	36,000	396,500
Vested	—	(159,500)
Canceled	(30,000)	(4,000)

Outstanding, December 31	239,000	233,000

Of the 239,000 shares of unvested restricted stock, 113,500, 113,500 and 12,000 shares each year will vest in 2003, 2004, and 2005, respectively.

In January 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123”, (“SFAS 148”).  SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”), to provide alternative methods of transition for voluntary change to the fair-value based method of accounting for stock-based employee compensation.  In addition SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 148 has no material impact on the Company, as it does not plan to adopt the fair-value method of accounting for stock options at the current time.  The Company has included the required disclosures below and in Note 2.

The fair value of options granted during 2002 and 2001 were estimated using the Black-Scholes valuation model with the following assumptions as of the grant date for options granted in 2002 and 2001, respectively: (i) weighted average option life expectancy of six years and six years; (ii) volatility factor of the expected market price of the Company’s common stock of 2.123 and 2.476; and (iii) a risk free interest rate of 4.4% and 4.4%.

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Based on the above assumptions, the weighted average estimated fair value of options granted in 2002 and 2001 was $0.25 and $0.25 per share, respectively.  As of December 31, 2002, and 2001 the average remaining contractual life of the outstanding options was 8.5 and 8.8 years.  Had compensation cost of $6,000, $111,000, and $207,000 for 2002, 2001, and 2000, respectively been recorded under the provisions of SFAS No. 123, pro forma net loss would have been $15,804,000, $8,442,000, and $7,681,000 for 2002, 2001 and 2000, respectively, and pro forma basic and diluted loss per share would have been $7.35, $4.22 and $3.50 per share for 2002, 2001 and 2000, respectively.

The Black-Scholes option valuation model was developed for use in estimating fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a single reliable measure of the fair value of its employee stock options

During 2001, the Company’s Board approved under the 1998 Equity Participation Plan a grant of 396,500 restricted shares to twenty individuals and 4,000 shares were subsequently cancelled.  Of the shares granted, 159,000 shares vested immediately and 116,500 shares vest each anniversary date of the date of grant in 2003 and 2004.  In 2002 and 2001, the Company recorded compensation expense related to the restricted stock of $46,000 and $71,000.  The Company has recorded $130,000 of unearned stock compensation expense that will be recorded over the remaining vesting period.

On November 9, 2001, the Company Board of Directors adopted a stockholder rights plan and amended its bylaws to adopt a classified board.  The Company announced that the Board of Directors had voted to amend the Company’s bylaws to provide for a classified board of directors and voted to increase the number of directors to eight.  The directors are divided into four classes, with one class of directors representing at least one-fourth of all of the directors being elected annually.  At the February 6, 2002 annual meeting, three incumbent directors stood for reelection, and at each meeting thereafter one-fourth of the directors will stand for reelection for four-year periods

Under the rights plan, the Company will distribute preferred stock purchase rights as a dividend at the rate of one right for each share of common stock held as of the close of business on November 19, 2001.  Stockholders will not actually receive certificates for the rights at this time, and the rights will initially be evidenced by each share of common stock.  The number of rights outstanding is subject to adjustment under certain circumstances and all rights expire on November 19, 2011.

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

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

10.          Income Taxes

At December 31, 2002, the Company had, for federal income tax purposes, net operating loss carryforwards of $20,323,000 (expiring in tax years through 2022).

Statement of Financial Accounting Standards No. 109 (“Accounting for Income Taxes”), requires the reduction of the deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. Sufficient taxable income must be generated in future years to realize the tax benefit associated with the net deferred tax asset.  The Company believes that sufficient doubt exists as to whether future taxable income will be sufficient to realize such tax benefits and, accordingly, a valuation allowance was established against the deferred tax asset.  For the years ended December 31, 2002, 2001, and 2000, the Company recorded an increase in the valuation allowance of $5,877,000, $3,393,000 and $2,914,000, respectively.

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reconciliation between the statutory provision for income taxes and the actual provision for income taxes is shown as follows:

	Year Ended December 31,

	2002	2001	2000

Income tax (benefit) at federal statutory rate	$(5,341,000)	$(2,833,000)	$(2,542,000)
State income tax (benefit), net of federal benefit	(446,000)	(560,000)	(372,000)
Valuation allowance	5,877,000	3,393,000	2,914,000

Provision for state income taxes	$90,000	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the Company’s deferred tax assets and liabilities are as follows:

	2002	2001

Deferred tax assets:
Allowance for bad debts	$1,733,000	$2,629,000
Fixed assets and investments	2,398,000	2,292,000
Other	4,436,000	224,000
Net operating loss carry forwards	7,765,000	5,310,000

Net deferred tax assets before valuation allowance	16,332,000	10,455,000
Valuation allowance	(16,332,000)	(10,455,000)

Net deferred tax asset	$—	$—

11.          Pension Plan

The Company participates in a defined contribution 401 (k) plan, which covers all employees meeting certain eligibility requirements. The Company does not match employee contributions.

12.          Quarterly Financial Information (Unaudited)

	Quarter Ended

	March 31	June 30	September 30	December 31

	(dollars in thousands, except per share amounts)
2002
Revenues	$22,636	$22,592	$23,450	$22,554
Net loss	$(2,427)	$(4,732)	$(2,223)	$(6,416)
Basic and diluted net loss per share	$(1.13)	$(2.21)	$(1.02)	$(2.99)
2001
Revenues	$23,047	$23,641	$24,218	$23,817
Net income (loss)	$(3,373)	$(6,327)	$(6,221)	$11,495
Basic and diluted net income (loss) per share	$(1.80)	$(3.45)	$(2.93)	$5.37

Note:     Quarterly and year-to-date computations of per share amounts are made independently.  Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information required regarding executive officers is included under the caption “Executive Officers” in Item 4a.

Will be incorporated herein by reference to the information under the caption “Election of Directors” from the Company’s Form 10-K/A to be filed within 120 days of December 31, 2002.

Item 11.	EXECUTIVE COMPENSATION

Will be incorporated herein by reference from the Company’s Form 10-K/A to be filed within 120 days of December 31, 2002.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Will be incorporated herein by reference from the Company’s Form 10-K/A to be filed within 120 days of December 31, 2002.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Will be incorporated herein by reference from the Company’s Form 10-K/A to be filed within 120 days of December 31, 2002.

Item 14.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer, General Counsel, and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

Item 15.	FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Financial Statements
The financial statements are filed as Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(b)	Exhibits
The exhibits in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

(c)	Reports on Form 8-K

Current report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002, regarding the providing of certifications as required by 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d)	Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts.  All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules.

The 2002 financial statements of Assisted Living Concepts, Inc. will be filed in the Company’s March 31, 2003, Form 10-Q.

Item 15 (b).	Index to Exhibits

Exhibit Number	Description of Exhibit

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
10.7

Second Amended and Restated Promissory Note with LTC Properties, Inc. dated June 8, 2001 (incorporated by reference to Exhibit 10 to CLC Healthcare, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.8	Purchase Agreement with LTC Properties, Inc. dated December 20, 2001 (incorporated by reference to Exhibit 99.2 to CLC Healthcare, Inc.’s Form 8-K filed December 26, 2001).
10.9

Assignment and Assumption Agreement dated December 17, 2001 between LTC Properties, Inc. and Healthcare Holdings (incorporated by reference to Exhibit 99.1 to CLC Healthcare, Inc.’s Form 8-K filed January 14, 2002).

10.10

Promissory Note dated December 31, 2001 by and between LTC Properties, Inc. and Healthcare Holdings, Inc. (incorporated by reference to Exhibit 99.2 to CLC Healthcare, Inc.’s Form 8-K filed January 14, 2002).

10.11	Security Agreement between LTC Properties, Inc. and Healthcare Holdings, Inc. (incorporated by reference to Exhibit 99.3 to CLC Healthcare, Inc.’s Form 8-K filed January 14, 2002).
10.12

Promissory Note between LTC Properties, Inc. and LTC-Fort Tucum, Inc. dated January 30, 2002 (incorporated by reference to Exhibit 10.1 to CLC Healthcare, Inc.’s Form 10-Q for the quarter ended June 30, 2002.

10.13

Security Agreement between LTC Properties, Inc. and LTC-Fort Tucum, Inc. dated January 30, 2002 (incorporated by reference to Exhibit 10.2 to CLC Healthcare, Inc.’s Form 10-Q for the quarter ended June 30, 2002.

10.14

Stock Purchase Agreement between LTC Properties, Inc. and LTC-Fort Tucum, Inc. dated January 30, 2002 (incorporated by reference to Exhibit 10.3 to CLC Healthcare, Inc.’s Form 10-Q for the quarter ended June 30, 2002.

10.15

First Amendment to Second Amendment and Restated Promissory Note between LTC Properties, Inc. and CLC Healthcare, Inc. dated October 1, 2002 (incorporated by reference to Exhibit 10.1 to CLC Healthcare, Inc.’s Form 10-Q for the quarter ended September 30, 2002.

21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
99.1	Certification by Andre C. Dimitriadis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.2	Certification by Andrew M. Kerr pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.3

Certification by Andre C. Dimitriadis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (a signed original of this written statement required by Section 906 has been provided to CLC Healthcare, Inc. and will be retained by CLC Healthcare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request)

99.4

Certification by Andrew M. Kerr pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (a signed original of this written statement required by Section 906 has been provided to CLC Healthcare, Inc. and will be retained by CLC Healthcare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request)

          In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant’s long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

Item 15(d)	Financial Statement Schedules

CLC HEALTHCARE, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Beginning of Period	Charge to Operations	Charge to Other Accounts – Adjustments	End of Period

Allowance for Doubtful Accounts:
2002	$6,603	$1,500	$(3,732)	$4,371
2001	$5,682	$2,540	$(1,619)	$6,603
2000	$313	$5,413	$(44)	$5,682

Form 10-K Section 302 Certification
CERTIFICATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLC HEALTHCARE, INC.
Registrant
Dated: March 31, 2003	By:	/s/ ANDREW M. KERR

ANDREW M. KERR Chief Financial Officer and Director

/s/ANDRE C. DIMITRIADIS

ANDRE C. DIMITRIADIS	Chairman of the Board, Chief Executive Officer and Director	March 31, 2003

/s/ CHRISTOPHER T. ISHIKAWA

CHRISTOPHER T. ISHIKAWA	President, Chief Operating Officer and Director	March 31, 2003

/s/ BARY G. BAILEY

BARY G. BAILEY	Director	March 31, 2003

/s/ JOHN M. MASS, JR

JOHN M. MASS, JR	Director	March 31, 2003

/s/ JOHN RICE

JOHN RICE	Director	March 31, 2003

/s/ WENDY L. SIMPSON

WENDY L. SIMPSON	Director	March 31, 2003