Form 10-K/A
period 2002-12-31
CLC HEALTHCARE INC
filed 2003-04-29
CIK 1059186

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number: 1-14151

CLC HEALTHCARE, INC.

(Exact name of Registrant as specified in its charter)

NEVADA	91-1895305
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The aggregate market value of voting and non-voting stock held by non-affiliates of the Company was approximately $511,082 as of June 28, 2002 (the last business day of the Company’s most recently completed second fiscal quarter).

2,142,826

(Number of shares of common stock outstanding as of March 31, 2003)

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

This table shows information concerning our company’s directors and executive officers. Each executive officer is elected by the directors, serves at the pleasure of the Board of Directors and holds office until a successor is elected or until resignation or removal. The information concerning our directors and executive officers is given as of March 31, 2003.

Name	Age	Position
Andre C. Dimitriadis	62	Chairman, Chief Executive Officer, and Director
Christopher T. Ishikawa	39	President, Chief Operating Officer and Director
Andrew M. Kerr	42	Chief Financial Officer and Director
Kimberly A. Daugherty	35	General Counsel and Corporate Secretary
Wendy L. Simpson	53	Director
Bary G. Bailey	44	Director
John L. Mass, Jr.	49	Director
John A. Rice	59	Director

Andre C. Dimitriadis has been the Chairman, Chief Executive Officer and Director of the Company since its formation in 1998. He was President from July 2000 through November 2001. Mr. Dimitriadis founded LTC Properties, Inc. in 1992 and has been its Chairman and Chief Executive Officer since its inception. Mr. Dimitriadis is also a member of the Board of Magellan Health Services, Assisted Living Concepts, Inc., and Ribapharm, Inc. In April of 2003, Mr. Dimitriadis resigned as Chief Executive Officer.

Christopher T. Ishikawa has been President since December 2001 and Executive Vice President and Chief Operating Officer from 1999 through November 2001 and a Director since 2000. From the Company’s formation in 1998 until 1999, he also served as Senior Vice President and Chief Investment Officer. He has also served as LTC Properties’ Executive Vice President and Chief Investment Officer since February 2001 and Senior Vice President and Chief Investment Officer since 1997. Prior to that, he served as Vice President and Treasurer of LTC Properties since April 1995. In April 2003, Mr. Ishikawa resigned as President and Chief Operating Officer.

Andrew M. Kerr has been Chief Financial Officer since March of 2003. He was Vice President and Controller since October 2000. Prior to that, he served as Vice President and Corporate Controller for Specialty Healthcare Services from December 1997 through September 2000. Prior to joining Specialty Healthcare Services, Mr. Kerr was Regional Chief Financial Officer for Transitional Hospitals Corporation from August 1995 to November 1997. Mr. Kerr was elected to the Board in November 2001.

Kimberly A. Daugherty has been General Counsel since November 2002. Prior to that she served as Assistant General Counsel for Centers for Long Term Care, Inc. since October 2000. Ms. Daugherty served as Legal Counsel for Medcare Management LTD, Co. from 1998 to 2000 and Assistant Counsel-Operations of Horizon/CMS, Inc in 1997.

Wendy L. Simpson is Vice Chairman and Chief Financial Officer of LTC Properties. She was the Executive Vice President and Chief Financial Officer of our company since July 2000 and was elected to the Board in November 2001. Ms. Simpson resigned as Executive Vice President and Chief Financial Officer in March 2003. She served also as Vice Chairman of LTC Properties since April 2000 and Vice Chairman and Chief Financial Officer since July 2000. Prior to that she was a financial advisor to Coram Healthcare Corporation from November 1999 through March 31, 2000. Ms. Simpson joined Coram as Executive Vice President and Chief Financial Officer in March 1998 and resigned in November 1999. Prior to joining Coram, Ms. Simpson was Executive Vice President, Chief Financial Officer, Chief Operating Officer and director of Transitional Hospitals Corporation from December 1994 to August 1997 and Senior Vice President and Chief Financial Officer from July 1994 to December 1994. Coram Healthcare commenced bankruptcy proceedings in August 2000. Ms. Simpson has been a Director of LTC Properties since 1995.

Bary G. Bailey is Executive Vice President and Chief Financial Officer of ICN Pharmaceuticals, Inc. since January 2003. From September 2000 to December 2002, Mr. Bailey was Chief Strategic Officer of PacifiCare Health Systems, Inc., a managed care provider. From July 1995 to September 2000, Mr. Bailey was Executive Vice President, Finance, Information Technology and Strategic Initiatives of Premier, Inc. a group purchasing organization responsible for contracting for $12.5 billion in purchases of medical/surgical, pharmaceutical and dietary products and services. Mr. Bailey has been a director since 1998.

John L. Mass, Jr. is Vice President of Reimbursement for LifeCare Management Services, an owner and operator of long-term acute care facilities. Prior to joining LifeCare in January 2001, Mr. Mass was Vice President of Reimbursement for Specialty Healthcare Services from November 1997 to December 2000. From October 1995 until August 1997, Mr. Mass was Vice President of Reimbursement for Transitional Hospitals Corporation. Mr. Mass was elected to the Board in November 2001.

John R. Rice is Vice President—Lending of Kaiser Financial since February 2002, and was self-employed as a consultant since retiring as Vice President & Senior Lending Officer at Bank Hapoalim. Mr. Rice was employed by Bank Hapoalim from 1988 until his retirement in 2001. During this period he specialized in middle market and corporate arenas and maintained and serviced direct and indirect credit facilities in a portfolio fluctuating between $200 million and $350 million. Mr. Rice was elected to the Board in November 2001.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all directors, executive officers and persons who beneficially own more than ten percent of our common stock have complied with the reporting requirements of Sections 16(a).

ITEM 11.	EXECUTIVE COMPENSATION

This table shows the compensation paid for the last three fiscal years to the Chief Executive Officer and the other four most highly paid executive officers in 2002.

Long Term Compensation
	Annual Compensation					Restricted Stock	Securities Underlying	All Other
Name & Principal Position	Year	Salary(1)		Bonus		Awards(2)	Options(3)	Compensation
Andre C. Dimitriadis Chairman & Chief Executive Officer	2002 2001 2000	$	— — —	$	— — —	$ — 45,000 —	$ — — —	$— — —

Andrew M. Kerr Chief Financial Officer	2002 2001 2000		150,000 134,831 21,081		50,000 40,000 1,200	— 9,000 —	— 10,000 —	— — —

Christopher T. Ishikawa President & Chief Operating Officer	2002 2001 2000		— — —		— — —	— 36,000 —	— — —	— — —

Kimberly A. Daugherty General Counsel & Secretary	2002 2001 2000		150,000 150,000 34,615		40,000 30,000 1,800	— 7,200 —	— — 10,000	— — —

(1)	All of our executive officers except for Mr. Kerr and Ms. Daugherty are also employees of LTC. Prior to January 1, 2000, we had an administrative services agreement with LTC, whereby LTC provided management and administrative services to us and we reimbursed LTC based on salaries as well as certain other overhead expenses paid by LTC. As of January 1, 2000, this administrative agreement was suspended. Messrs. Dimitriadis and Ishikawa provide advisory services to us and are compensated by LTC, their salaries are determined solely by LTC and are paid by LTC.

(2)	Restricted stock awards are valued at their fair market value based on the per share closing price of our company’s common stock on the OTC Bulletin Board on the date of grant. In July 2001, Messrs. Dimitriadis, Kerr, Ishikawa, and Ms. Daugherty were granted 75,000, 15,000, 60,000, and 12,000 shares, respectively, of restricted stock. One third of each grant vested on the date of the grant, one third vested January 1, 2003 and one third will vest January 1, 2004. Restricted stock holdings as of December 31, 2002, and their fair market value based on the per share closing price of $0.04 on December 31, 2002, were as follows:

Name	Number of Unvested Restricted Shares	Value on December 31, 2002
Andre C. Dimitriadis	50,000	$2,000
Andrew M. Kerr	10,000	400
Christopher T. Ishikawa	40,000	1,600
Kimberly A. Daugherty	8,000	320

Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on our company’s common stock. Our company has not paid cash dividends on our common stock since inception. We intend to retain all available funds for use in the operation and debt service requirements of our business and do not anticipate paying any cash dividends in the foreseeable future.

(3)	In June 2001, we cancelled previously granted stock options of 75,000, 10,000, 37,000, and 10,000 shares granted to Messrs. Dimitriadis, Kerr, Ishikawa, and Ms. Daugherty, respectively.

During 2002, no executive officer exercised options to purchase our company’s stock. As of December 31, 2002, no executive officer had options to purchase shares of our company’s stock.

During 2002, each non-employee director received a fee of $2,500. Additionally, each non-employee director received $500 for attendance in person or telephonically at each meeting of the Board of Directors or of any committee meeting held on a day in which the Board of Directors does not meet.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

There are no “interlocks” (as defined by the rules of the Securities and Exchange Commission) with respect to any member of the Compensation Committee of the Board of Directors, and this Committee consists entirely of independent, non-employee directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows information as of March 31, 2003, with respect to the beneficial ownership of our common stock by (1) each person who is known by us to own beneficially more than 5% of our common shares based on copies received by us of the most recent Schedule 13D or 13G filings with the Securities and Exchange Commission pursuant to rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (2) each director, (3) each executive officer and (4) the directors and executive officers as a group.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Common Stock(1)		Percent of Class
Seth W. Hamot 121-B Tremont Street Brighton, MA 02135	418,500	(4)	19.6%

National Health Investors, Inc. 100 Vine Street, Suite 1200 Murfreesboro, TN 37130	207,000	(5)	9.7%

Andre C. Dimitriadis	270,278	(2)	12.6%
Christopher T. Ishikawa	67,529	(2)	3.2%
Andrew M. Kerr	15,000	(2)	*
Kimberly A. Daugherty	12,000	(2)	*
Wendy L. Simpson	40,082	(2)(6)	1.9%
Bary G. Bailey	21,000	(2)	1.0%
John L. Mass, Jr.	0		*
John R. Rice	0		*
All directors and executive officers as a group (9 persons)	528,103	(3)(7)	24.6%

*	Less than 1%

(1)	Except as otherwise noted below, all shares are owned beneficially by the individual or entity listed with sole voting and/or investment power.

(2)	Includes the following shares of restricted stock that vest January 1, 2004: Mr. Dimitriadis—25,000, Mr. Ishikawa—20,000, Mr. Kerr—5,000, Ms. Daugherty—4,000, Ms. Simpson—12,000 and Mr. Bailey—7,000.

(3)	Includes 73,000 shares of restricted stock that vest in 2004.

(4)	Based solely upon information contained in a Schedule 13G provided to us, Seth W. Hamot is the President of Roark, Reardon & Hamot Inc., which is the General Partner of Costa Brava Partnership II LP (“CBPII”). CBPII reports to have sole voting and dispositive power over 318,000 shares and Mr. Hamot reports to have voting and dispositive power over 393,500 shares and shared dispositive power over 25,000 shares.

(5)	Based solely upon information contained in a Schedule 13G provided to us, National Health Investors, Inc., reports to have sole voting and dispositive power over 207,000 shares.

(6)	Includes 221 shares held by spouse in an individual retirement account.

(7)	As part of a separation agreement with James J. Pieczynski, former Board Member and Chief Strategic Planning Officer, the Board of Directors of the Company has an irrevocable proxy, which expires August 12, 2003, over 102,214 shares owned by Mr. Pieczynski. Including those shares, the total directors and officers as a group total 528,103 shares or 24.6%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 1. Business—Relationship with LTC Properties, Inc.

ITEM 14.	CONTROLS AND PROCEDURES

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

The financial statements are filed as Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K/A.

(b)	Exhibits

The exhibits in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K/A.

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

10.11	Security Agreement between LTC Properties, Inc. and Healthcare Holdings, Inc. (incorporated by reference to Exhibit 99.3 to CLC Healthcare, Inc.’s Form 8-K filed January 14, 2002).

Exhibit Number	Description of Exhibit

10.12

Promissory Note between LTC Properties, Inc. and LTC-Fort Tucum, Inc. dated January 30, 2002 (incorporated by reference to Exhibit 10.1 to CLC Healthcare, Inc.’s Form 10-Q for the quarter ended June 30, 2002).

10.13

Security Agreement between LTC Properties, Inc. and LTC-Fort Tucum, Inc. dated January 30, 2002 (incorporated by reference to Exhibit 10.2 to CLC Healthcare, Inc.’s Form 10-Q for the quarter ended June 30, 2002).

10.14

Stock Purchase Agreement between LTC Properties, Inc. and LTC-Fort Tucum, Inc. dated January 30, 2002 (incorporated by reference to Exhibit 10.3 to CLC Healthcare, Inc.’s Form 10-Q for the quarter ended June 30, 2002).

10.15

First Amendment to Second Amendment and Restated Promissory Note between LTC Properties, Inc. and CLC Healthcare, Inc. dated October 1, 2002 (incorporated by reference to Exhibit 10.1 to CLC Healthcare, Inc.’s Form 10-Q for the quarter ended September 30, 2002).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to CLC Healthcare Inc.’s Annual Report filed on Form 10-K for the year ended December 31, 2002).

23.1	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to CLC Healthcare Inc.’s Annual Report filed on Form 10-K for the year ended December 31, 2002).

99.1

Certification by Andre C. Dimitriadis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 21.1 to CLC Healthcare Inc.’s Annual Report filed on Form 10-K for the year ended December 31, 2002).

99.2

Certification by Andrew M. Kerr pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 21.1 to CLC Healthcare Inc.’s Annual Report filed on Form 10-K for the year ended December 31, 2002).

99.3

Certification by Andre C. Dimitriadis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (a signed original of this written statement required by Section 906 has been provided to CLC Healthcare, Inc. and will be retained by CLC Healthcare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request) (incorporated by reference to Exhibit 21.1 to CLC Healthcare Inc.’s Annual Report filed on Form 10-K for the year ended December 31, 2002).

99.4

Certification by Andrew M. Kerr pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (a signed original of this written statement required by Section 906 has been provided to CLC Healthcare, Inc. and will be retained by CLC Healthcare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request) (incorporated by reference to Exhibit 21.1 to CLC Healthcare Inc.’s Annual Report filed on Form 10-K for the year ended December 31, 2002).

99.5	Certification by Alan Zampini pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.6	Certification by Andrew M. Kerr pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.7

Certification by Alan Zampini pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (a signed original of this written statement required by Section 906 has been provided to CLC Healthcare, Inc. and will be retained by CLC Healthcare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request)

99.8

Certification by Andrew M. Kerr pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (a signed original of this written statement required by Section 906 has been provided to CLC Healthcare, Inc. and will be retained by CLC Healthcare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request)

In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant’s long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLC Healthcare, Inc. Registrant

Dated: April 28, 2003	By:	/s/ ANDREW M. KERR
ANDREW M. KERR Chief Financial Officer and Director