Form 10-Q
period 2003-03-31
CLC HEALTHCARE INC
filed 2003-05-15
CIK 1059186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Shares of Registrant’s common stock, $.01 par value, outstanding at May 11, 2003 – 2,132,826 (excludes Treasury Shares of 1,203,056).

CLC HEALTHCARE, INC.

FORM 10-Q

March 31, 2003

CLC HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
	(In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$1,692	$1,796
Accounts receivable, net of allowance for doubtful accounts: 2003—$4,367; 2002 – $4,371	7,210	7,774
Prepaid expenses and other current assets	4,122	1,078

Total current assets	13,024	10,648
Property and Equipment:
Land	100	100
Buildings and improvements	1,576	1,576
Furniture, fixtures and equipment	4,342	4,312
Accumulated depreciation	(2,327)	(1,484)

Property and equipment, net	3,691	4,504
Other Assets:
Investment in unconsolidated affiliate	3,095	2,843
Debt securities	1,417	1,410
Other assets	217	217

Total other assets	4,729	4,470

Total assets	$21,444	$19,622

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$7,187	$7,574
Accrued salaries and benefits	2,766	2,822
Resident trust fund balances	485	516
Current portion of mortgage loans payable	43	41
Accrued rent payable to LTC	2,400	2,400
Current portion of accrued self insurance risk	4,152	2,443
Other accrued liabilities	8,677	5,000

Total current liabilities	25,710	20,796
Deferred rent to LTC	2,069	1,917
Accrued self insurance risk, less current portion	10,156	10,156
Mortgage loans payable, less current portion	1,098	1,109
Notes payable— Medicare	—	149
Notes payable— LTC	7,936	7,850
Line of credit from LTC	6,759	5,813

Total liabilities	53,728	47,790
Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock $0.01 par value; 10,000,000 shares authorized	—	—
Common stock $0.01 par value; 40,000,000 shares authorized; shares issued: 2003—3,335,882; 2002—3,335,882	33	33
Capital in excess of par value	10,224	10,224
Treasury stock: shares 2003—1,193,056; 2002—1,190,056	(2,656)	(2,654)
Unearned stock compensation	(112)	(130)
Accumulated deficit	(39,387)	(35,259)
Accumulated comprehensive loss	(386)	(382)

Total stockholders’ deficit	(32,284)	(28,168)

Total liabilities and stockholders’ deficit	$21,444	$19,622

See accompanying notes

CLC HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands, except share and per share amounts)
Revenues:
Net resident revenue	$21,580	$22,308
Interest and other income	233	328

Total revenues	21,813	22,636

Costs and Expenses:
Salaries and benefits	16,697	16,776
Supplies	2,472	2,544
Rent—LTC	819	763
Interest on mortgages payable	36	37
Interest on notes payable to LTC	127	121
Interest expense on line of credit from LTC	147	132
Depreciation	165	154
Provision for bad debts	221	197
Impairment charge	677	—
Insurance expense	1,813	1,039
Other operating and administrative	3,019	2,874

Total expenses	26,193	24,637

Operating Loss	(4,380)	(2,001)
Equity and earnings from investment in unconsolidated affiliate	253	(301)

Loss before provision for state income taxes	(4,127)	(2,302)
Provision for income taxes	—	125

Net loss	$(4,127)	$(2,427)

Weighted Average Shares Outstanding:	2,143,359	2,139,826

Basic and Diluted Net Loss Per Share:	$(1.93)	$(1.13)

Comprehensive loss:
Net loss	$(4,127)	$(2,427)
Unrealized loss on available-for-sale debt securities	(4)	(3)

Total comprehensive loss	$(4,131)	$(2,430)

See accompanying notes

CLC HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(4,127)	$(2,427)
Adjustments to reconcile net loss to net cash (used in) and provided by operating activities:
Depreciation	165	154
Non-cash impairment charge	677	—
Gain (loss) on investment in unconsolidated affiliate	(253)	301
Other non-cash items	(11)	(10)
Changes in assets and liabilities:
Decrease in accounts receivable, net	564	862
Increase in prepaid expenses and other assets	(3,043)	(1,059)
(Decrease) increase in accounts payable	(418)	201
(Decrease) increase in accrued salaries and benefits	(55)	121
Increase in accrued self insurance risk	1,709	616
Increase in accrued and deferred rent	153	763
(Decrease) increase in accrued interest payable	(91)	213
Increase in other liabilities	3,614	617

Net cash (used in) provided by operating activities	(1,116)	352

INVESTING ACTIVITIES:
Property and equipment additions	(29)	(263)

Net cash used in investing activities	(29)	(263)

FINANCING ACTIVITIES:
Advances under line of credit from LTC	950	704
Payments on line of credit from LTC	—	(611)
Principal payments on mortgage loans payable	(10)	(8)
Issues and cancels of restricted common stock	15	15
Interest payment in form of additional LTC note payable principal	86	86

Net cash provided by financing activities	1,041	186

Increase (decrease) in cash and cash equivalents	(104)	275
Cash and cash equivalents, beginning of period	1,796	539

Cash and cash equivalents, end of period	$1,692	$814

Supplemental disclosure of cash flow information:
Interest paid	$344	$—
Non-cash investing and financing activities:
Assumption of mortgage loan payable	$—	$1,190
Acquisition of real estate properties by deed-in-lieu of foreclosure	—	1,690
Increase in notes payable to LTC for purchase of company from LTC	—	500
Decrease in line of credit from LTC	4	—

See accompanying notes

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

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

The principal business of the Company is providing long-term healthcare services through the operation of nursing facilities. As of March 31, 2003 and December 31, 2002, the Company operated twenty-five nursing facilities with 2,584 licensed beds and one rehabilitation hospital with 74 licensed beds and collectively referred to herein as nursing facilities. The nursing facilities are located in six states (Georgia, Iowa, Kansas, Texas, New Mexico and Virginia). In April 2003, the Company began the process of closing one of its owned nursing facilities in New Mexico. The Company expects the nursing facility to be closed by June 2003. Also, the Company has begun the process of transferring operations of the other owned nursing facility located in New Mexico to an unrelated third-party operator. The Company expects to cease operating this nursing facility by July 1, 2003, and at that point will no longer operate in the state of New Mexico.

Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has sustained significant operating losses and net losses. As shown in the consolidated financial statements, the Company incurred significant losses from operations of $4,380,000 for the three months ended March 31, 2003 and has negative working capital of $12,686,000 as of March 31, 2003, compared to negative working capital of $10,148,000 as of December 31, 2002.

The Company leases twenty-three of its nursing facilities from LTC and owes LTC $2,400,000 in unpaid rents under the leases as of March 31, 2003. The Company’s $10,000,000 line of credit is with LTC and had availability as of March 31, 2003, of $3,241,000. On April 17, 2003, the Company drew an additional $500,000 under the line of credit, leaving availability at $2,741,000. Should LTC call a default under the leases for nonpayment of rents, the Company could draw on the line of credit and reduce the availability to $341,000. Substantially all of the assets of the Company and its subsidiaries secure amounts under the leases, notes payable and the line of credit. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. See Note 4.—Related Parties.

Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. As a result of the Medicare program decreasing certain reimbursements as of October 1, 2002, the Company expects its revenues will decrease in 2003 by approximately $1,600,000 without a corresponding decrease in expenses. Also, since August 18, 2001, the Company has been unable to obtain financially feasible insurance coverage for professional liability claims in the states of Texas and Florida. At the same time, the Company has experienced an increase in the number of claims filed against the Company that would have generally been covered under such insurance. Should any one or several of these claims develop into a significant obligation to the Company, the Company would not have the resources to pay such claim.

LTC has discussed with our Board of Directors the possible transfer of some or all of the twenty-three LTC leased facilities to other operators and our independent directors agreed, at this time, to permit LTC to solicit other operators for these facilities. LTC has committed that until June 30, 2003, and contingent on LTC reaching an agreement with another operator of any for these facilities, LTC would purchase from the Company the leasehold improvements, furniture, fixtures and equipment and pay the Company a mutually agreeable lease breakage fee for any facility leased to a new operator. LTC has also agreed to give the Company rent abatement through June 30, 2003 effective March 1, 2003.

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

On May 1, 2003, the Company implemented an employee retention plan, which could result in payments of approximately $1,200,000. See Note 1—Basis of Presentation—Going Concern and Management’s Plan.

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

The consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments (all of which were normal and re-occurring) necessary for a fair presentation of the results of operations for the three months ended March 31, 2003, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior periods, including the period ended March 31, 2002, to conform with the reporting for the three months ended March 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read along with the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results for a full year.

2.    New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In addition, SFAS No. 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of SFAS No. 149 should be applied prospectively. At March 31, 2003, the Company had no interest rate contracts or any other derivative financial instrument outstanding.

The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure”, but accounts for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25.

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

At March 31, 2003, the Company has a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees “and related Interpretations. No stock-based employee compensation is reflected in net loss, as all options granted the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(4,127,000)	$(2,427,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,000)	(2,000)

Pro forma net loss	$(4,128,000)	$(2,429,000)

Loss per share:
Basic and diluted—as reported	$(1.93)	$(1.13)

Basic and diluted— pro forma	$(1.93)	$(1.13)

3.    Impairment Charge

The Company periodically performs a comprehensive evaluation of its long-lived assets. During 2002, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and therefore calculates the impairment losses as the excess of the carrying value over the fair value of assets to be held and used, and the carrying value over the fair value. During the three months ended March 31, 2003, the Company recorded an impairment charge of $677,000 for leasehold improvements and equipment. The unanticipated decline in census and operational performance resulted in the impairment charge for the three months ended March 31, 2003.

4.    Related Parties

LTC has provided the Company with a $10,000,000 secured line of credit that bears interest at 10%, matures on April 1, 2008, and has certain restrictions as to the use of funds drawn under the agreement. The secured line of credit contains a provision for acceleration should there be a change of control of the Company. The Company is dependent upon LTC for capital and financing. As of March 31, 2003, and December 31, 2002, $6,759,000 and $5,813,000, respectively, were outstanding under the secured line of credit. During the three months ended March 31, 2003, the Company borrowed $950,000 under the line of credit. The Company has unpaid rent payable to LTC of $2,400,000 as of March 31, 2003. Subsequently, in April 2003, the Company drew an additional $500,000 under the secured line of credit. Should the Company draw on the secured line of credit to pay rents due as of March 31, 2003, the remaining availability under the loan would be $341,000.

For the three months ended March 31, 2003 and 2002, the Company recorded interest expense related to the secured line of credit of $147,000 and $132,000, respectively.

As of March 31, 2003, the Company operated 23 nursing facilities (one of which is the 74 bed rehabilitation hospital) that are owned by LTC. The 23 nursing facilities owned by LTC and leased to the Company have annual base rents totaling $3,000,000, $4,000,000, $4,750,000, $5,350,000, $5,900,000, and $6,500,000, in years 2002 through 2007. The leases contain two five-year renewal options with increases of 2% annually. These leases have a provision for acceleration should there be a change of control, as defined in the leases, of the Company. The Company recorded rent expense related to these properties of $819,000 and $763,000, respectively for the three months ended March 31, 2003 and 2002. See discussion below regarding rent abatements.

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

In March 2002, the Company agreed to buy from LTC a wholly owned subsidiary, LTC-Fort Tucum, Inc., for a $500,000 note bearing no interest for one year and thereafter interest at 8% annually for two years. The Company has certain rights to extend the note at its maturity. The Company used LTC-Fort Tucum to acquire two skilled nursing facilities in New Mexico, previously operated by Integrated Health Services, Inc., with a total of 97 licensed beds, in a deed-in-lieu of foreclosure transaction. These facilities are financed with debt from a REMIC pool originated by LTC. The total debt assumed by the Company was $1,172,000 and the Company began operating the facilities in June 2002. As of March 31, 2003, these mortgage loans secured by the two nursing facilities had a total outstanding principal of $1,141,000, a weighted average interest rate of 12.5% and a maturity date of April 2015. The Company recorded interest expense related the note payable of $7,000 for the three months ended March 31, 2003. In April 2003, the Company began the process of closing one of the nursing facilities and expects it to be closed by June 2003. Also, the Company has begun the process of transferring operations of the other facility to an unrelated third-party operator.

In December 2001, Healthcare Holdings, Inc. (“Holdings”), a wholly owned subsidiary of the Company, issued to LTC a Promissory Note (“Note”) in the face amount of $7,000,000. The Note was issued in exchange for LTC’s right to receive 1,238,076 shares of Assisted Living Concepts, Inc. (“ALC”) common stock distributed concurrently with ALC’s emergence from bankruptcy on December 31, 2001. The Note is for a term of five years and bears interest at 5.0% compounded annually and accruing to the principal balance plus interest at 2.0% on the original principal of $7,000,000 payable in cash annually. The Note is a full recourse obligation of Holdings and is secured by all the assets owned now or in the future by Holdings and contains a provision for acceleration should there be a change of control of Holdings or the Company. As of March 31, 2003, the Note had a principal balance of $7,436,000. The Company recorded interest expense related the Note of $120,000 for the three months ended March 31, 2003.

The Company has agreed to allow LTC to seek other operators for some or all of the twenty-three leased nursing facilities. LTC has given the Company rent concessions on all rents for the period of March 1, 2003, through June 1, 2003, as consideration for allowing LTC to seek new operators on some or all of the twenty-three nursing facilities leased from LTC. See Note 1—Basis of Presentation.

5.    Debt and Equity Securities

At March 31, 2003, Holdings owned $1,225,000 face amount of ALC new Senior Secured Notes and $578,000 new Junior Secured Notes, which the Company recorded at management’s estimate of the fair market value of $1,417,000. During the three months ended March 31, 2003, the Company received an additional $11,000 of ALC Junior Secured Notes as interest in-kind, respectively. Unrealized holding loss on change in the fair value of the investment of $4,000 and $3,000 respectively, is included in the comprehensive loss for the three months ended March 31, 2003 and 2002. Subsequent to March 31, 2003, Holdings sold to LTC $500,000 face value of ALC Senior Secured Notes for $500,000 plus accrued interest. The proceeds of which were used to fund Company operations.

As of March 31, 2003, and December 31, 2002, the Company owned 1,452,794 shares of ALC’s 6,500,000 common shares outstanding or 22.4% of the total ALC outstanding common stock. In accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), the Company is recording its proportionate share of the equity and earnings reported by ALC. At December 31, 2001, the Company’s carrying value of its investment in ALC’s common stock was $3,739,000. At December 31, 2001, 22.4% of ALC’s $32,799,000 equity was $7,413,000. The difference is being accreted over 40 years, which is management’s estimate of the useful lives of ALC’s non-current assets. Also, the Company records its share of ALC’s earnings and losses, based on the 22.4% common stock ownership. During the three months ended March 31, 2003, the Company recorded $22,000 of equity and $231,000 of income related to the Company’s investment in ALC’s common stock. During the three months ended March 31, 2002, the Company recorded $23,000 of equity and $324,000 of losses related to the Company’s investment in ALC’s common stock.

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.    Long-term Debt

LTC has provided the Company with a $10,000,000 secured line of credit that bears interest at 10% and matures in April 1, 2008, as amended. See Note 4—Related Parties. As of March 31, 2003, and December 31, 2002, $6,759,000 and $5,813,000, respectively was outstanding under the secured line of credit.

At March 31, 2003, and 2002, the Company had two notes payable due to LTC in the total amount of $7,936,000 and $7,850,000, respectively. See Note 4—Related Parties. During the three months ended March 31, 2003, and 2002, the Company recorded interest expense of $127,000 and $121,000, respectively, on these notes, $86,000 and $86,000, respectively, of which was in the form of additional principal.

At March 31, 2003, and December 31, 2002, the Company had total outstanding mortgage loans of $1,141,000 and $1,150,000, respectively, with a weighted average interest rate of 12.5% and a maturity date of April 2015. See Note 4—Related Parties.

7.    Contingencies

The Company is required, as the lessee of the properties we operate, to secure adequate comprehensive liability insurance. Since March 18, 2001, the Company has been able to purchase coverage for general and professional liability on a claims-made basis in every state except for Texas and Florida. The Company ceased all operations in Florida in August 2001. The Company has notified LTC, its landlord in the state of Texas, regarding this lapse in coverage. The Company has developed a reserve for general and professional liability risks, based on historical data, related to the nursing facilities in Texas and Florida, which currently carry no general and professional liability insurance. At March 31, 2003, and December 31, 2002, the Company had a reserve for general and professional liability risks of $13,234,000 and $11,946,000, respectively. These reserves include the Company’s estimate of potential uninsured exposure in Texas and Florida and the Company’s estimate of exposure outside of the insured policy coverage and are included in accrued self-insurance risk of the accompanying balance sheets.

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

The Texas Health and Safety Code § 242.0372 requires as a condition of licensure for a nursing facility to maintain professional liability insurance. The statute takes effect September 1, 2003, and requires that the coverage limits be in the minimum amount of $1,000,000 per occurrence and $3,000,000 aggregate; be written on a claims made basis; be issued by either an admitted insurer, the Texas Medical Liability Insurance Underwriting Association or an eligible surplus lines insurer. The Company interprets the Texas Health and Safety Code coverage limits as a per facility requirement and the Company currently operates seven facilities in the state of Texas. The Texas Legislature went into session at the beginning of 2003 and is reviewing this statute.

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

CLC HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

of its rights and remedies under the leases including the potential termination the leases (resulting in the loss to the Company of the ability to operate the facilities) and assertion of leasehold damages against the Company.

If the Company were not able to obtain professional liability insurance coverage in the State of Texas and, as a result, could no longer operate its Texas facilities, it would have a material adverse effect on the Company’s financial position, results of operations and liquidity.

8.    Stockholders’ Deficit

During the three months ended March 31, 2003 and 2002, the Company recorded compensation expense related to restricted stock of $16,000 and $15,000, respectively.

9.    Concentration of Credit Risks

The Company has significant accounts receivable whose collectibility or realizability is dependent upon the performance of certain government programs, primarily Medicare and Medicaid. The Company believes that an adequate provision has been made for the possibility of accounts receivable proving uncollectible and continually monitors and adjusts these reserves as necessary.

As of March 31, 2003, the Company’s investment of $3,095,000 in ALC’s common stock and $1,041,000 Senior Secured Notes and $376,000 Junior Secured Notes represented 14%, 5%, and 2%, respectively, of the Company’s total assets.

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

			Three Months Ended March 31,
	March 31, 2003	December 31, 2002	2003	2002
	(Unaudited)		(Unaudited)
ALC
Total assets	$214,121	$216,040	N/A	N/A
Total debt	$160,046	$162,592	N/A	N/A
Total stockholders’ equity	$29,966	$28,385	N/A	N/A
Total revenues	N/A	N/A	$41,144	$37,014
Net income (loss) before taxes	N/A	N/A	$901	$(1,404)
Net income (loss)	N/A	N/A	$1,031	$(1,450)

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

During the three months ended March 31, 2002, the Company recorded state income tax expense $125,000, respectively related to the sale of wholly owned subsidiaries to LTC in 2001. The Company recorded no income tax expense in the three months ended March 31, 2003.

Item2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Three Months Ended March 31, 2003, Compared to the Three Months Ended March 31, 2002

The total revenues for the three months ended March 31, 2003, and 2002, were $22,813,000 and $22,636,000, respectively. Net resident revenue decreased $728,000 for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The net resident revenue for the twenty-four same store nursing facilities for the three months ended March 31, 2003, decreased $297,000 as a result of lower resident census during the same three months ended March 31, 2002. Also, the Company operated two additional nursing facilities during the three months ended March 31, 2003, which provided $661,000 of net resident revenue. Subsequent to March 31, 2002, the Company ceased operating two nursing facilities, which had provided $1,092,000 of net resident revenue for the three months ended March 31, 2002. Interest and other income were $233,000 and $328,000 for the three months ended March 31, 2003, and March 31, 2002, respectively. The decrease in interest and other income is primarily the result of less ancillary services income due to lower Medicare resident census during the three months ended March 31, 2003, as compared to the three months ended March 31, 2002.

For both the three months ended March 31, 2003 and 2002, salaries and benefits were $16,697,000 and $16,776,000, respectively. Salaries and benefits for the same store nursing facilities increased $462,000 for the three months ended March 31, 2003, as compared to the same three months ended March 31, 2002. The increase is a result of increased contact labor utilization and increased benefits costs for the three months ended March 31, 2003. The two additional nursing facilities incurred $470,000 of salaries and benefits in the three months ended March 31, 2003. Two nursing facilities, which the Company has ceased operating, had incurred $1,011,000 of salaries and benefits for the three months ended March 31, 2002.

Supplies expense were $2,472,000 and $2,544,000 for the three months ended March 31, 2003 and 2002, respectively. Supplies expense for the twenty-three same store nursing facilities decreased $24,000 for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The two additional nursing facilities incurred $47,000 of supplies expense for the three months ended March 31, 2003. The two nursing facilities, which the Company has ceased operating, had incurred $95,000 of supplies expense for the three months ended March 31, 2002.

For both three months ended March 31, 2003 and 2002, twenty-three of the nursing facilities operated by the Company were leased from LTC. The rent expense for the three months ended March 31, 2003 and 2002, was $819,000 and $763,000, respectively, under the related operating leases with LTC. The Company received rent abatement of $409,000 from LTC for March 2003 as consideration for the Company allowing LTC search for other operators on some or all of the twenty-three nursing facilities leased from LTC. The Company did not utilize the straight-line method of recording rent during the three months ended March 31, 2002, which would have increased the rent expense of the three months to $1,228,000.

Interest expense on notes payable to LTC for the three months ended March 31, 2003, and March 31, 2002, was $127,000 and $121,000, respectively.

For the three months ended March 31, 2003 and 2002, the Company had interest expense on the secured line of credit with LTC of $147,000 and $132,000, respectively. The increase in interest expense on the secured line of credit with LTC was a result of a higher average outstanding balance on the secured line of credit with LTC for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The average outstanding balance on the line of credit with LTC for the three months ended March 31, 2003 and 2002, were $5,972,000 and $5,356,000, respectively.

For the three months ended March 31, 2003 and 2002, the Company recorded a provision for bad debts of $221,000 and $197,000, respectively. Bad debt expense for the twenty-three same store nursing facilities increased $27,000 for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The two additional nursing facilities incurred $26,000 of bad debt expense for the three months ended March 31, 2003. Also, the two nursing facilities, which the Company has ceased operating, had incurred $29,000 of bad debt expense for the three months ended March 31, 2002.

In the three months ended March 31, 2003, the Company recorded an impairment charge of $677,000 related to long-lived assets, which the Company has determined that the carrying amount of these assets exceeds the fair value using estimated undiscounted cash flows.

Other operating and administrative expenses for the three months ended March 31, 2003 and 2002, were $3,019,000 and $2,874,000, respectively. The twenty-three same store nursing facilities other operating and administrative expense increased $359,000 for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The increase is primarily the result of the increased legal expenses related to its defense of general and professional liability claims during the three months ended March 31, 2003. The two additional nursing facilities incurred $167,000 of other operating and administrative expenses for the three months ended March 31, 2003. The two nursing facilities which the Company has ceased operating had incurred $381,000 of other operating and administrative expenses for the three months ended March 31, 2002.

During the three months ended March 31, 2002, the Company recorded state income tax expense $125,000, respectively related to the sale of wholly owned subsidiaries to LTC in 2001.

No benefit for income taxes was recorded for the three months ended March 31, 2003 and 2002, since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carry-forwards.

Liquidity and Capital Resources

LTC has provided the Company with a $10,000,000 secured line of credit that bears interest at an annual rate of 10% and matures on April 1, 2008. The line of credit does not allow the Company to draw funds under the agreement to pay any claim resulting from an uninsured loss arising as a result of a claim for general or professional liability. Additionally, the line of credit requires the Company to submit a certification from an officer of the Company at the time of a funding request that such requested funds will not be used in violation of this provision. As of March 31, 2003, the Company had borrowings outstanding under the secured line of credit of $6,759,000. The Company is dependent upon LTC for capital and financing. The Company has unpaid rent payable to LTC of $2,400,000 as of March 31, 2003. Subsequently, in April 2003, the Company drew an additional $500,000 under the secured line of credit. Should the Company draw on the secured line of credit to pay rents due as of March 31, 2003, the remaining availability under the loan would be $341,000.

At March 31, 2003, the Company had cash and cash equivalents of $1,692,000, of which $1,561,000 was restricted.

Net cash used by operating activities for the three months ended March 31, 2003, was $1,116,000. The Company had a net loss for the three months ended March 31, 2003, of $4,127,000, which is the primary use of cash during the three months ended March 31, 2003.

Net cash used in investing activities for the three months ended March 31, 2003, was $29,000. The Company used $29,000 of cash for equipment and improvements for the three months ended March 31, 2003, which was related primarily to the purchase of equipment and leasehold improvements associated with the Company’s management of the nursing operations and the nursing facilities.

Net cash provided by financing activities for the three months ended March 31, 2003, was $1,041,000. During the three months ended March 31, 2003, the Company utilized borrowings under the secured line of credit of $950,000 to fund the working capital requirements of the nursing facilities operated by the Company. The Company made payments of $10,000 on mortgage loans during the three months ended March 31, 2003. The Company made interest payments on notes payable to LTC in the form of additional principal of $86,000 during the three months ended March 31, 2003. The Company had net issues and cancellations of restricted stock of $15,000 during the three months ended March 31, 2003.

As discussed in Note 7—Contingencies, the Company has a significant reserve for uninsured general and profession liability claims. While management believes, at this time, that the existing claims do not present a material adverse affect on the Company’s financial position or results of operations, such claims could have a material adverse effect on the Company’s liquidity. The analysis and recorded allowance for these claims is based on past experience and estimates and while management, at this time, believes their estimates of allowances are adequate, the ultimate liability may be in excess of or less than the amounts recorded.

The Company anticipates that cash flow from operations and borrowings under its line of credit will be adequate to meet its short-term liquidity requirements. The ability of the Company to satisfy its long term liquidity requirements will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business, economic and other factors beyond the our control. There can be no assurance that future healthcare legislation or other efforts by governmental and private payors to reduce healthcare costs will not have a material adverse effect on the

Company’s results of operations, liquidity and financial position. Currently, the Company has no other external sources of financing and the Company has not received any other commitment with respect to any funds needed in the future. On May 1, 2003, the Company implemented an employee retention plan, which could result in payments of approximately $1,200,000.

The Company does not know when it could expect to be able to access capital markets or to seek other financing and there can be no assurance that it will be able to do so at all or in amounts or on terms acceptable to the Company.

New Accounting Pronouncements Critical Accounting Policies

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In addition, SFAS No. 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of SFAS No. 149 should be applied prospectively. At March 31, 2003, the Company had no interest rate contracts or any other derivative financial instrument outstanding.

For further discussion of the Company’s critical accounting policies, see the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2002.

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

10.1 Assisted Living Concepts, Inc. December 31, 2002 Form 10-K

99.1 Certification by Alan J. Zampini pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification by Andrew M. Kerr pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 14, 2003, the Company filed a Current Report on Form 8-K dated April 10, 2003, reporting that Messrs. Andre C. Dimitriadis, Christopher T. Ishikawa, and Peter Lyew resigned as Chief Executive Officer and President, Chief Operating Officer and Vice-President and Director of Taxes, respectively of Registrant. Mr. Dimitriadis remains Chairman of the Board and Mr. Ishikawa remains a Board member of the Registrant.

Mr. Alan J. Zampini was elected Chief Executive Officer of Registrant by the Board of Directors on the same day.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLC HEALTHCARE, INC. Registrant

Dated: May 14, 2003	By:	/s/ ANDREW M. KERR
Andrew M. Kerr Chief Financial Officer

Form 10-Q Section 302 Certification

CERTIFICATION

I, Alan J. Zampini, certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ ALAN J. ZAMPINI
Alan J. Zampini Chief Executive Officer

Form 10-Q Section 302 Certification

CERTIFICATION

I, Andrew M. Kerr, certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ ANDREW M. KERR
Andrew M. Kerr Chief Financial Officer