Form 10-Q
period 2003-06-30
CLC HEALTHCARE INC
filed 2003-08-14
CIK 1059186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________ to _________

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

Shares of Registrant’s common stock, $.01 par value, outstanding at August 14, 2003 – 2,132,826 (excludes Treasury Shares of 1,203,056).

CLC HEALTHCARE, INC.

FORM 10-Q

June 30, 2003

CLC HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2003	December 31, 2002

	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$183	$169
Restricted cash held for residents and surety bond collateral	1,603	1,627
Accounts receivable, net of allowance for doubtful accounts: 2003 - $3,784; 2002 – $4,371	7,902	7,774
Prepaid expenses and other current assets	2,498	1,078

Total current assets	12,186	10,648
Property and Equipment:
Land	—	100
Buildings and improvements	—	1,576
Furniture, fixtures and equipment	4,078	4,312
Accumulated depreciation	(3,076)	(1,484)

Property and equipment, net	1,002	4,504
Other Assets:
Investment in unconsolidated affiliate	3,288	2,843
Debt securities	—	1,410
Other assets	217	217

Total other assets	3,505	4,470

Total assets	$16,693	$19,622

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$6,410	$7,574
Accrued salaries and benefits	3,164	2,822
Resident trust fund balances	515	516
Current portion of mortgage loans payable	—	41
Accrued rent payable to LTC	2,400	2,400
Current portion of accrued self insurance risk	3,988	2,443
Other accrued liabilities	6,518	5,000

Total current liabilities	22,995	20,796
Deferred rent to LTC	2,069	1,917
Accrued self insurance risk, less current portion	12,533	10,156
Mortgage loan payable, less current portion	—	1,109
Notes payable – Medicare	—	149
Notes payable – LTC	7,524	7,850
Line of credit from LTC	7,274	5,813

Total liabilities	52,395	47,790
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock $0.01 par value; 10,000,000 shares authorized	—	—
Common stock $0.01 par value; 40,000,000 shares authorized; shares issued: 2003 – 3,335,882; 2002 – 3,335,882	33	33
Capital in excess of par value	10,224	10,224
Treasury stock: shares 2003 – 1,203,056; 2002 – 1,190,056	(2,662)	(2,654)
Unearned stock compensation	(90)	(130)
Accumulated deficit	(43,207)	(35,259)
Accumulated comprehensive loss	—	(382)

Total stockholders’ deficit	(35,702)	(28,168)

Total liabilities and stockholders’ deficit	$16,693	$19,622

See accompanying notes

CLC HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Net resident revenues	$19,464	$19,206	$37,452	$37,444
Interest and other income	203	203	432	522

Total revenues	19,667	19,409	37,884	37,966
Costs and Expenses:
Salaries and benefits	14,315	14,564	28,532	28,366
Supplies	2,181	2,315	4,295	4,450
Rent – LTC	—	1,464	704	2,111
Interest expense on mortgage payable	36	(25)	72	12
Interest expense on notes payable to LTC	129	135	256	256
Interest expense on line of credit from LTC	149	119	274	227
Depreciation	153	132	309	277
Provision for bad debts	468	50	700	208
Impairment charge	840	—	1,424	—
Medicare settlement related to prior operator	—	(1,333)	—	(1,333)
Insurance expense	1,641	2,485	3,336	3,413
Other operating and administrative	2,748	2,199	5,098	4,200

Total expenses	22,660	22,105	45,000	42,187

Operating loss from continuing operations	(2,993)	(2,696)	(7,116)	(4,221)
Equity and earnings (loss) from investment in unconsolidated affiliate	193	(565)	445	(866)
Loss on sale of available-for-sale securities	(19)	—	(19)	—
Gain on sale of real estate properties	40	—	40	—
Loss from continuing operations before provision for income taxes	(2,779)	(3,261)	(6,650)	(5,087)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(2,779)	(3,261)	(6,650)	(5,087)

Discontinued Operations:
Loss from operations (including gain on sale of equipment of $115 in June 2003)	(1,041)	(1,471)	(1,298)	(1,947)
Provision for income taxes	—	—	—	125

Loss from discontinued operations	(1,041)	(1,471)	(1,298)	(2,072)

Net loss	$(3,820)	$(4,732)	$(7,948)	$(7,159)

Weighted average shares outstanding	2,132,826	2,139,826	2,138,064	2,139,826

Net Loss Per Common Share:
Basic and diluted loss from continuing operations per share	$(1.30)	$(1.52)	$(3.11)	$(2.38)

Basic and diluted loss from discontinued operations per share	$(0.49)	$(0.69)	$(0.61)	$(0.97)

Basic and diluted net loss per share	$(1.79)	$(2.21)	$(3.72)	$(3.35)

Comprehensive loss:
Net loss	$(3,820)	$(4,732)	$(7,948)	$(7,159)
Unrealized income (loss) on available-for-sale debt securities	386	(4)	382	(7)

Total comprehensive loss	$(3,434)	$(4,736)	$(7,566)	$(7,166)

See accompanying notes

CLC HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Six Months Ended June 30,

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(7,948)	$(7,159)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities includes discontinued operations:
Depreciation	326	297
Non-cash impairment charge	1,517	—
(Gain) loss on investment in unconsolidated affiliate	(445)	866
Loss on sale of available-for-sale securities	19	—
Gain on sale of equipment	(115)	—
Gain on sale of real estate properties	(40)	—
Interest payment in form of additional LTC note payable	173	173
Other non-cash items	(19)	(21)
Changes in assets and liabilities:
Decrease in accounts receivable, net	128	2,619
Increase in prepaid expenses and other assets	(1,420)	(544)
Decrease in accounts payable	(1,164)	(2,602)
Increase in accrued salaries and benefits	342	717
Increase in accrued self insurance risk	3,922	3,055
Increase in accrued and deferred rent	152	2,458
Increase in accrued interest payable	50	352
Increase in other accrued liabilities	1,370	790

Net cash (used in) provided by operating activities	(3,152)	1,001
INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	1,792	—
Increase in restricted cash	23	37
Proceeds from sale of equipment	15	4
Property and equipment additions	(126)	(695)

Net cash provided by (used in) investing activities	1,704	(828)

FINANCING ACTIVITIES:
Advances under line of credit from LTC	1,450	792
Payments on line of credit from LTC	—	(656)
Principal payments on mortgage loans payable	(20)	(3)
Issues and cancellations of restricted common stock	31	31

Net cash provided by financing activities	1,461	164

Increase in cash and cash equivalents	(13)	337
Cash and cash equivalents, beginning of period	1,796	(154)

Cash and cash equivalents, end of period	$183	$183

Supplemental disclosure of cash flow information:
Interest paid	$462	$—
Non-cash investing and financing activities:
Assumption of mortgage loan payable	$—	$1,172
Acquisition of real estate properties by deed-in-lieu of foreclosure	—	1,672

CLC HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Reduction of mortgage loan payable from sale of real estate properties	1,130	—
Reduction in notes payable to LTC from sale of real estate properties	500	—
Increase in accounts receivable from sale of equipment	256	—
Increase in notes payable to LTC for purchase of company from LTC	—	500
Increase in line of credit from LTC in exchange for LTC payments	11	—

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

The principal business of the Company is providing long-term healthcare services through the operation of nursing facilities. As of December 31, 2002, the Company operated twenty-five nursing facilities with 2,584 licensed beds and one rehabilitation hospital with 74 licensed beds and collectively referred to herein as nursing facilities. On May 31, 2003, the Company ceased operating and closed one of its owned nursing facilities in New Mexico with 44 licensed beds. As of June 30, 2003, the Company operated twenty nursing facilities with 2,540 licensed beds and a rehabilitation hospital with 74 licensed beds. The nursing facilities are located in five states (Iowa, Kansas, Texas, New Mexico and Virginia). During the quarter ended June 30, 2003, and effective on June 30, 2003, the Company transferred operations of its other owned nursing facility in New Mexico with 53 licensed beds to an unrelated third-party operator and sold both New Mexico properties to LTC for $1,215,000 and the forgiveness of a $500,000 note. The Company no longer operates in the state of New Mexico. On June 30, 2003, the Company transferred operations of its four Georgia nursing facilities with 362 licensed beds, which it had previously leased from LTC, to an unrelated third-party operator and sold the equipment, furniture and fixtures in these nursing facilities to LTC for $256,000. The Company no longer operates in the state of Georgia. See Note 4. – Related Parties.

Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has sustained significant operating losses and net losses. As shown in the consolidated financial statements, the Company incurred significant losses from continuing operations of $7,116,000 for the six months ended June 30, 2003, and has negative working capital of $10,809,000 as of June 30, 2003, compared to negative working capital of $10,148,000 as of December 31, 2002.

The Company leases certain of its nursing facilities from LTC and owes LTC $2,400,000 in unpaid rents under leases as of June 30, 2003. The Company’s $10,000,000 secured line of credit is with LTC and had availability as of June 30, 2003, of $2,726,000. Subsequent to June 30, 2003, LTC increased a loan to Healthcare Holdings, Inc., (“Holdings”) a CLC subsidiary, by loaning to Holdings an additional $2,000,000 and allowing Holdings to upstream the funds to the Company. On August 5, 2003, the Company used some of these funds to repay $1,200,000 under the line of credit, increasing availability to $3,926,000. Should LTC call a default under the leases for nonpayment of rents, the Company could draw on the line of credit and reduce the availability to $1,526,000. Substantially all of the assets of the Company and its subsidiaries secure amounts under the leases, notes payable and the line of credit. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. See Note 4. – Related Parties.

Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. As a result of the Medicare program decreasing certain reimbursements as of October 1, 2002, the Company expects its revenues will decrease in 2003 by approximately $1,600,000 without a corresponding decrease in expenses. On August 4, 2003, Centers for Medicare & Medicaid Services (“CMS”) published a final rule announcing that it will implement a 3.0% market basket increase in skilled nursing facility prospective payment system rates for fiscal year 2004, which begins October 1, 2003. In addition, the rule will adjust fiscal year 2004 rates by an additional 3.26% to reflect cumulative forecast errors since the start of the skilled nursing facility prospective payment system on July 1, 1998. Management does not believe that these increases will be sufficient to ensure that the Company could operate profitably in the future. Also, since August 18, 2001, the Company has been unable to obtain financially feasible insurance coverage for professional liability claims in the states of Texas and Florida. At the same time, the Company has experienced an increase in the number of claims filed against the Company that

CLC HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

would have generally been covered under such insurance. Should any one or several of these claims develop into a significant obligation to the Company, the Company would not have the resources to pay such claim.

The Company’s independent directors have agreed, at this time, to permit LTC to solicit other operators for facilities leased from LTC.  LTC has also provided rent abatement during this transition from March 1, 2003 to June 30, 2003.

On August 1, 2003, Centers for Long Term Care, Inc., a wholly owned subsidiary of the Company, entered into an at-risk management agreement with Comprehensive Consulting, Inc. The management agreement is with Comprehensive Consulting, Inc., an unrelated party to Company and is for the remaining twenty nursing facilities operated by the Company located in Texas, Iowa, Kansas and Virginia. The initial term of the management agreement is thirty days and the Company has the sole right to extend the agreement for six additional thirty-day terms.

CLC HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On May 1, 2003, the Company implemented an employee retention plan, which could result in payments of approximately $1,200,000. This plan was initiated to provide retention incentives to approximately fifty corporate and regional employees impacted by the Company’s current focus on allowing LTC to solicit other operators to assume management of its nursing facilities. Upon finalizing the management agreement with Comprehensive Consulting, Inc., thirty-five of these employees were terminated, resulting in payments of $561,000. During the three months ended June 30, 2003, the Company expensed $439,000 related to this plan, which is included in salaries and benefits expense in the statements of operations, of which approximately $400,000 remains in accrued salaries at June 30, 2003. See Note 1—Basis of Presentation—Going Concern and Management’s Plan.

On January 28, 2003, the Board voted to terminate the CLC 401(k) plan and the termination was effective June 30, 2003.

Management is pursuing a significant reduction in the amount of overhead of the Company as a result of the transactions discussed above, including the elimination of substantially all of the corporate and regional operating personnel. Should the Company and LTC agree to transfer the remaining facilities covered under the management contract with Comprehensive Consulting, Inc. by having LTC and Comprehensive Consulting, Inc. enter into direct leases with each other, further reductions would be necessary. At this time, the Company is unable to make an estimate of the cost, other than the retention plan discussed above, or the potential savings of such a reorganization of the Company.

The Company continues to explore its strategic options, which could result in the sale of the Company and management expects to renew the management agreement with Comprehensive Consulting, Inc. on September 1, 2003, for an additional thirty day term.

There can be no assurances that even with a restructuring of the Company’s overhead and reduction of facilities under lease, the Company will continue to be viable.

Currently, the Company has no other external sources of financing and the Company has not received any other commitment with respect to any funds needed in the future. The Company does not believe that it could expect to be able to access capital markets or to seek other financing.

The consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments (all of which were normal and re-occurring) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2003, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior periods, including the period ended June 30, 2002, to conform with, the reporting for the three and six months ended June 30, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read along with the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results for a full year.

The Company’s results from operations for both the three and six months ended June 30, 2003, reflect the continuing operations of twenty nursing facilities. The Company’s results from operations for the one nursing facility, which it ceased operating on May 31, 2003, and the five nursing facilities, which it ceased operating on June 30, 2003, are included in the discontinued operations in the accompanying financial statements. See Note 8.—Discontinued Operations.

2.          New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51, (“FIN No. 46”). FIN No. 46 changes the method for determining whether entities included in this scope should be consolidated by its sponsor, transferors, or investors. Among other things, FIN No. 46 introduces a new consolidation model that would require consolidation of an entity, which is deemed to be a variable interest entity by the entity deemed to be the primary beneficiary, as these terms are defined under FIN No. 46. FIN No. 46 is effective for the Company’s reporting period commencing on July 1, 2003. The Company is evaluating the provisions of FIN No. 46 in order to determine the effect, if any, on its financial reporting, financial positions or results of operations and cash flows. At this time, management does not believe FIN No. 46 will have an impact on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In addition, SFAS No. 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, all provisions of SFAS No. 149 should be applied prospectively. At June 30, 2003, the Company had no interest rate contracts or any other derivative financial instrument outstanding.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial

CLC HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including manditorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. At June 30, 2003, the Company had no such financial instruments outstanding. Therefore, the adoption of SFAS No. 150 will have no material effect on the Company’s financial statements.

The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, but accounts for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25.

At June 30, 2003, the Company has a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees “and related Interpretations. No stock-based employee compensation is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Net loss, as reported	$(3,820,000)	$(4,732,000)	$(7,948,000)	$(7,159,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,000)	(1,000)	(3,000)	(3,000)

Pro forma net loss	$(3,822,000)	$(4,733,000)	$(7,951,000)	$(7,162,000)
Loss per share:
Basic and diluted - as reported	$(1.79)	$(2.21)	$(3.72)	$(3.35)

Basic and diluted – pro forma	$(1.79)	$(2.21)	$(3.72)	$(3.35)

For further discussion of the Company’s accounting policies, see Note 2. – Summary of Significant Accounting Policies in the Company’s annual report filed on Form 10-K for the year ended December 31, 2002.

3.          Impairment Charge

The Company periodically performs a comprehensive evaluation of its long-lived assets. During 2002, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and therefore calculates the impairment losses as the excess of the carrying value over the fair value of assets to be held and used. The unanticipated decline in census and operational performance resulted in the impairment charge for the three and six months ended June 30, 2003 of $840,000 and $1,517,000, for leasehold improvements and equipment. Of the amount recorded at June 30, 2003, approximately $800,000 was related to impairment charges on the corporate assets, which management recorded due to the management agreement with Comprehensive Consulting, Inc.

4.          Related Parties

LTC has provided the Company with a $10,000,000 secured line of credit that bears interest at 10%, matures on April 1, 2008, and has certain restrictions as to the use of funds drawn under the agreement. The line of credit does not allow the Company to draw funds under the agreement to pay any claim resulting from an uninsured loss arising as a result of a claim for general or professional liability. Additionally, the line of credit requires the Company to submit a certification from an officer of the Company at the time of a funding request that such requested funds will not be used in violation of this provision. The secured line of credit contains a provision for acceleration should there be a change of control of the Company. The Company is dependent upon LTC for capital and financing. As of June 30, 2003, and December 31, 2002, $7,274,000 and $5,813,000, respectively, were outstanding under the secured line of credit. During the three and six months ended June 30, 2003, the Company borrowed $500,000 and $1,450,000 under the secured line of credit. The Company has unpaid rent payable to LTC of $2,400,000 as of June 30, 2003. Subsequently, in August 2003, the Company repaid $1,200,000 under the secured line of credit. Should the Company draw on the secured line of credit to pay rents due as of June 30, 2003, the remaining availability under the loan would be $1,526,000.

CLC HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

For the three months ended June 30, 2003, and 2002, the Company recorded interest expense related to the secured line of credit of $180,000 and $137,000, respectively, of which $31,000 was included in discontinued loss. For the six months ended June 30, 2003, and 2002, the Company recorded interest expense related to the secured line of credit of $327,000 and $269,000, respectively, of which $53,000 was included in discontinued loss.

As of June 30, 2003, the Company operated twenty nursing facilities (one of which is the 74 bed rehabilitation hospital) that are owned by LTC. The nineteen nursing facilities owned by LTC and leased to the Company have annual base rents totaling $3,435,000, $4,079,000, $4,595,000, $5,067,000, and $5,582,000, in years 2003 through 2007. The leases contain two five-year renewal options with increases of 2% annually. These leases have a provision for acceleration should there be a change of control, as defined in the leases, of the Company. LTC has granted a waiver for any alleged breaches and or defaults that may have occurred within the leases as a result of the Company's act or failure to act by entering into the management agreement with Comprehensive Consulting Inc. effective August 1, 2003. The Company recorded rent expense related to these properties of $1,695,000 for the three months ended June 30, 2002. No rent expense was recorded for the three months ended June 30, 2003 due to rent abatement from LTC. The Company recorded rent expense related to these properties of $819,000 and $2,458,000, respectively for the six months ended June 30, 2003, and 2002. See discussion below regarding rent abatements.

On June 30, 2003, the Company transferred operations on its four Georgia nursing facilities with 362 licensed beds, which it had previously leased from LTC, to an unrelated third-party operator. The four Georgia nursing facilities had annual base rents totaling $565,000, $671,000, $755,000, $833,000, and $918,000, in years 2003 through 2007.

On June 30, 2003, the Company sold the leasehold improvements, furniture, fixtures and equipment of the four Georgia nursing facilities to LTC for proceeds of $256,000 and recognized a gain on the sale of equipment of $115,000.

In May of 2003, the Company sold $548,000 face value ALC new Senior Secured Notes plus accrued interest to LTC. In June of 2003, the Company sold $677,000 face value ALC new Senior Secured Notes plus accrued interest and $567,000 face value ALC new Junior Secured Notes to LTC. These proceeds were used to fund working capital requirements of the Company. The Company recognized a loss on these sales of $19,000 during the three and six months ended June 30, 2003.

In March 2002, the Company agreed to buy from LTC a wholly owned subsidiary, LTC-Fort Tucum, Inc., for a $500,000 note bearing no interest for one year and thereafter interest at 8% annually for two years. The Company used LTC-Fort Tucum to acquire two skilled nursing facilities in New Mexico, previously operated by Integrated Health Services, Inc., with a total of 97 licensed beds, in a deed-in-lieu of foreclosure transaction. These facilities are financed with debt from a REMIC pool originated by LTC. The total debt assumed by the Company was $1,172,000 and the Company began operating the nursing facilities in June 2002. The Company recorded interest expense related the note payable of $6,000 and $13,000 for the three and six months ended June 30, 2003, respectively. On June 30, 2003, the Company sold its two owned nursing facilities in New Mexico to LTC in exchange for the mortgage debt outstanding for these two facilities and LTC also forgave the $500,000 note discussed above. The Company recognized a gain of $40,000 on the sale of the two real estate properties during the three months ended June 30, 2003.

In December 2001, Healthcare Holdings, Inc. (“Holdings”), a wholly owned subsidiary of the Company, issued to LTC a Promissory Note (“Note”) in the face amount of $7,000,000. The Note was issued in exchange for LTC’s right to receive 1,238,076 shares of Assisted Living Concepts, Inc. (“ALC”) common stock distributed concurrently with ALC’s emergence from bankruptcy on December 31, 2001. The Note is for a term of five years and bears interest at 5.0% compounded annually and accruing to the principal balance plus interest at 2.0% on the original principal of $7,000,000 payable in cash annually. The Note is a full recourse obligation of Holdings and is secured by all the assets owned now or in the future by Holdings and contains a provision for acceleration should there be a change of control of Holdings or the Company. As of June 30, 2003, the Note had a principal balance of $7,524,000. The Company recorded interest expense related the Note of $123,000 and $243,000 for the three and six months ended June 30, 2003, respectively. LTC and Holdings amended and restated the Note on July 29, 2003, to allow borrowing of additional principal of $2,000,000 on the Note. The interest rate, term and other provisions remained unchanged. Subsequently, on July 30, 2003, the Company drew an additional $2,000,000 on the Note and LTC allowed Holdings to upstream the funds to the Company for working capital.

CLC HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company has agreed to allow LTC to seek other operators for all of the leased nursing facilities. LTC provided the Company rent abatement on all rents from March 1, 2003 through June 30, 2003, as consideration for allowing LTC to seek new operators. See Note 1 – Basis of Presentation.

On August 1, 2003, Centers for Long Term Care, Inc., a wholly owned subsidiary of the Company, entered into an at-risk management agreement with Comprehensive Consulting, Inc. The management agreement is with Comprehensive Consulting, Inc., an unrelated party to the Company and is for the management twenty of the nursing facilities operated by the Company, nineteen of which are leased from LTC. The initial term of the management agreement is twenty days and the Company has the sole right to extend the agreement for additional thirty-day terms.

5.          Debt and Equity Securities

At December 31, 2002, Holdings owned $1,225,000 face amount of ALC new Senior Secured Notes and $567,000 new Junior Secured Notes, which the Company recorded at management’s estimate of the fair market value of $1,410,000. In May of 2003, the Company sold $548,000 face value ALC new Senior Secured Notes plus accrued interest to LTC. In June of 2003, the Company sold $677,000 face value ALC new Senior Secured Notes plus accrued interest and $567,000 face value ALC new Junior Secured Notes to LTC. The proceeds were used to fund the Company’s working capital requirements. The Company recognized a loss on these sales of $19,000 during the three and six months ended June 30, 2003. During the three and six months ended June 30, 2003, the Company received an additional $8,000 and $19,000 of ALC new Junior Secured Notes as interest in-kind, respectively. The unrealized holding change in the fair value of the investment was a $382,000 gain and $7,000 loss, respectively, and are included in comprehensive income and loss for the six months ended June 30, 2003, and 2002.

As of June 30, 2003, and December 31, 2002, the Company owned 1,452,794 shares of ALC’s 6,500,000 common shares outstanding or 22.4% of the total ALC outstanding common stock. In accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), the Company is recording its proportionate share of the equity and earnings reported by ALC. At December 31, 2001, the Company’s carrying value of its investment in ALC’s common stock was $3,739,000. At December 31, 2001, 22.4% of ALC’s $32,799,000 equity was $7,413,000. The difference is being accreted over 40 years, which is management’s estimate of the useful lives of ALC’s non-current assets. Also, the Company records its share of ALC’s earnings and losses, based on the 22.4% common stock ownership. During the three and six months ended June 30, 2003, the Company recorded $22,000 and $44,000 of equity and $171,000 and $101,000 of income related to the Company’s investment in ALC’s common stock, respectively. During the three and six months ended June 30, 2002, the Company recorded $22,000 and $44,000 of equity and $587,000 and $910,000 of losses related to the Company’s investment in ALC’s common stock, respectively.

6.          Long-term Debt

LTC has provided the Company with a $10,000,000 secured line of credit that bears interest at 10% and matures in April 1, 2008, as amended. See Note 4 – Related Parties. As of June 30, 2003, and December 31, 2002, $7,274,000 and $5,813,000, respectively was outstanding under the secured line of credit. Subsequently, the Company repaid $1,200,000 on the secured line of credit on August 5, 2003.

At June 30, 2003, the Company had one note payable due to LTC in the amount of $7,524,000 and at December 31, 2002, the Company had two notes payable due to LTC in the total amount of $7,850,000, respectively. See Note 4 – Related Parties. During the three months ended June 30, 2003, and 2002, the Company recorded interest expense of $129,000 and $135,000, respectively, on these notes, $86,000 and $86,000, respectively, of which was in the form of additional principal. During each of the six months ended June 30, 2003, and 2002, the Company recorded interest expense of $256,000, on these notes, $173,000 of which was in the form of additional principal. Subsequently, on July 30, 2003, the Company drew an additional $2,000,000 on the Note and LTC allowed Holdings to upstream the funds to the Company for working capital.

At December 31, 2002, the Company had outstanding mortgage loan of $1,150,000 with a weighted average interest rate of 12.5% and a maturity date of April 2015. In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51, (“FIN No. 46”). FIN No. 46 changes the method for determining whether entities included in this scope should be consolidated by its sponsor, transferors, or investors. Among other things, FIN No. 46 introduces a new consolidation model that would require consolidation of an entity, which is deemed to be a variable interest entity by the entity deemed to be the primary beneficiary, as these terms are defined under FIN No. 46. FIN No. 46 is effective for the Company’s reporting period commencing on July 1, 2003. The Company is evaluating the provisions of FIN No. 46 in order to determine the effect, if any, on its financial reporting, financial positions or results of operations and cash flows. At this time, management does not believe FIN No. 46 will have an impact on the Company’s financial statements. During the quarter ended June 30, 2003, the mortgage loan was been paid in full. See Note 4 – Related Parties.

CLC HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.          Contingencies

The Company is required, as the lessee of the properties we operate, to secure adequate comprehensive liability insurance. Since March 18, 2001, the Company has been able to purchase coverage for general and professional liability on a claims-made basis in every state except for Texas and Florida. The Company ceased all operations in Florida in August 2001. The Company has notified LTC, its landlord in the state of Texas, regarding this lapse in coverage. The Company has developed a liability for general and professional liability risks, based on historical data, related to the nursing facilities in Texas and Florida, which currently carry no general and professional liability insurance. At June 30, 2003, and December 31, 2002, the Company had a liability for general and professional liability risks of $15,052,000 and $11,946,000, respectively. These liabilities include the Company’s estimate of potential uninsured exposure in Texas and Florida and the Company’s estimate of exposure outside of the insured policy coverage and are included in accrued self-insurance risk of the accompanying balance sheets.

The Company is a party to various legal proceedings related to operations of its nursing facilities. The Company analyzes all claims against it and vigorously defends those claims. The Company attempts to resolve all claims in a manner that is in the best interest of the Company. Given the current litigation environment and unpredictability of jury trials, the existing claims could develop in a way which may present a material adverse affect on the Company’s financial position, results of operations or liquidity. Based on the Company’s insurance for those claims for which insurance exists and the Company’s liability for general and professional liability risk in an amount determined for reported claims and the incurred but not reported claims, management believes, at this time, that the existing claims do not present a material adverse affect on the Company’s financial position or results of operations, however, such claims could have a material adverse effect on liquidity. Such analysis and liability is based on past experiences and estimates, while management, at this time, believes the provision for any loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded.

The 78th Texas Legislature recently passed HB4, commonly referred to as “Tort Reform”. This bill enacted caps on the amount of damages that can be rendered against a health care defendant and awarded to a plaintiff in a medical liability lawsuit. This Tort Reform legislation included long term care facilities as a health care defendant and becomes effective September 1, 2003 for lawsuits filed after that date. Also, HB4 included a provision that postpones the effective date of the mandatory liability insurance requirement for long term care facilities from September 1, 2003 to September 1, 2005.

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

Additionally, the Texas Legislature passed HB2292 that repeals the mandatory liability insurance requirement. Since both HB4 and HB2292 passed with conflicting provisions, it is not clear which Act prevails.

Currently, the Company has been unable to obtain financially feasible professional liability insurance coverage in the State of Texas. The Company is unable at this point in time to determine if in the future it will be able to obtain professional liability insurance coverage, which meets the conditions of licensure effective September 1, 2005.

If the legislature does not repeal and only postpones the current professional liability insurance requirements as a condition of licensure, it is possible that the state could revoke the licenses of the facilities located in Texas and the Company could no longer operate the facilities and the Company would be in default of its leases with LTC and as the landlord LTC, could impose all of its rights and remedies under the leases including the potential termination the leases (resulting in the loss to the Company of the ability to operate the facilities) and assertion of leasehold damages against the Company.

CLC HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8.         Discontinued Operations

On June 1, 2003, the Company ceased operating and closed one of its owned nursing facilities in New Mexico with 44 licensed beds. During the quarter ended June 30, 2003, and effective on July 1, 2003, the Company transferred operations of its other owned nursing facility in New Mexico with 53 licensed beds to an unrelated third-party operator and sold both New Mexico properties to LTC for $1,215,000 and the forgiveness of a $500,000 note. The Company no longer operates in the state of New Mexico. On July 1, 2003, the Company transferred operations on its four Georgia nursing facilities with 362 licensed beds, which it had previously leased from LTC, to an unrelated third-party operator and sold the equipment, furniture and fixtures in these nursing facilities to LTC for $256,000 and recognized a gain on the sale of $155,000. The Company no longer operates in the state of Georgia.

In accordance with SFAS No. 144, the Company’s results from operations for these nursing facilities and the gain on the sale have been included in “Loss from discontinued operations” in the accompanying financial statements for the both the three and six months ended June 30, 2003.

9.          Stockholders’ Deficit

During the three months ended June 30, 2003, and 2002, the Company recorded compensation expense related to restricted stock of $16,000 and $15,000, respectively. During the six months ended June 30, 2003 and 2002, the Company recorded compensation expense related to restricted stock of $31,000 and $31,000, respectively.

10.          Concentration of Credit Risks

The Company has significant accounts receivable whose collectibility or realizability is dependent upon the performance of certain government programs, primarily Medicare and Medicaid. The Company believes that an adequate provision has been made for the possibility of accounts receivable proving uncollectible and continually monitors and adjusts these reserves as necessary.

As of June 30, 2003, the Company’s investment of $3,288,000 in ALC’s common stock represented 20% of the Company’s total assets.

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

	(Unaudited) June 30, 2003		(Unaudited) Six Months Ended June 30,

		December 31, 2002	2003	2002

ALC
Total assets	$216,614	$216,040	N/A	N/A
Total debt	$160,418	$162,592	N/A	N/A
Total stockholders’ equity	$31,261	$28,385	N/A	N/A
Total revenues	N/A	N/A	$83,076	$74,827
Income (loss) from continuing operations	N/A	N/A	$2,067	$(3,654)
Net income (loss)	N/A	N/A	$1,794	$4,080

11.       Income Taxes

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

During the six months ended June 30, 2002, the Company recorded state income tax expense of $125,000, respectively related to the sale of wholly owned subsidiaries to LTC in 2001. The Company recorded no income tax expense in the three and six months ended June 30, 2003.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Three Months Ended June 30, 2003, Compared to the Three Months Ended June 30, 2002

The total revenues for the three months ended June 30, 2003, and 2002, were $19,667,000 and $19,409,000, respectively. The total net resident revenue for the twenty same store nursing facilities for the three months ended June 30, 2003, increased $258,000 as a result of higher payor rates and increased Medicare utilization but lower resident census as compared to the same three months ended June 30, 2002. Interest and other income were $203,000 and $203,000 for the three months ended June 30, 2003, and June 30, 2002, respectively.

For the three months ended June 30, 2003, and 2002, salaries and benefits were $14,315,000 and $14,564,000, respectively. Salaries and benefits for the twenty same store nursing facilities decreased $249,000 for the three months ended June 30, 2003, as compared to the same three months ended June 30, 2002. Salaries and benefits increased $439,000 as a result of the Company’s implementation of the employee retention plan effective May 1, 2003 and decreased $190,000 due to lower resident census.

Supplies expense were $2,181,000 and $2,315,000 for the three months ended June 30, 2003, and 2002, respectively. Supplies expense for the twenty same store nursing facilities decreased $134,000 for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002.

For both the three months ended June 30, 2003, and 2002, twenty of the nursing facilities operated by the Company were leased from LTC. Rent expense for the three months ended June 30, 2002, was $1,464,000, under the related operating leases with LTC. The Company received rent abatement from LTC beginning in March 2003 as consideration for the Company allowing LTC to search for other operators for the nursing facilities leased from LTC.

Interest on mortgage loans payable for the three months ended June 30, 2003, and June 30, 2002, was $36,000 and a negative expense of $25,000, respectively. The interest expense on mortgage loans payable for the three months ended March 31, 2002, was overstated and a correcting adjustment was made in the three months ended June 30, 2002.

Interest expense on notes payable to LTC for the three months ended June 30, 2003, and June 30, 2002, was $129,000 and $135,000, respectively.

For the three months ended June 30, 2003, and 2002, the Company had interest expense on the secured line of credit with LTC of $149,000 and $119,000, respectively. The increase in interest expense on the secured line of credit with LTC was a result of a higher average outstanding balance on the secured line of credit with LTC for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. The average outstanding balance on the line of credit with LTC for the three months ended June 30, 2003 and 2002, was $7,202,000 and $5,498,000, respectively.

Depreciation expense for the three months ended June 30, 2003, and June 30, 2002, was $153,000 and $132,000, respectively.

For the three months ended June 30, 2003, and 2002, the Company recorded a provision for bad debts of $468,000 and $50,000, respectively. The same store increase in provision for bad debts for the three months ended June 30, 2003, was due to an unfavorable aging shift of older accounts receivable.

In the three months ended June 30, 2003, the Company recorded an impairment charge of $840,000, related to long-lived assets, of which approximately $800,000 were held by corporate. The Company has determined that the carrying amount of these assets exceeds the fair value using estimated undiscounted cash flows.

Insurance expense for the three months ended June 30, 2003, and June 30, 2002, was $1,641,000 and $2,485,000, respectively.

Other operating and administrative expenses for the three months ended June 30, 2003, and 2002, were $2,748,000 and $2,199,000, respectively. The twenty same store nursing facilities other operating and administrative expense increased $549,000 for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. The increase is primarily the result of the increased legal expenses related to its defense of general and professional liability claims during the three months ended June 30, 2003.

No benefit for income taxes was recorded for the three months ended June 30, 2003, and 2002, since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carry-forwards.

Six Months Ended June 30, 2003, Compared to the Six Months Ended June 30, 2002

The total revenues for the six months ended June 30, 2003, and 2002, were $37,452,000 and $37,444,000 respectively. Total net resident revenue increased $8,000 for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002 as a result of higher per day rates and increased Medicare utilization but lower resident census during the same six months ended June 30, 2002. Interest and other income were $432,000 and $522,000 for the six months ended June 30, 2003, and June 30, 2002, respectively. The decrease in interest and other income is primarily the result of less ancillary services income due to lower overall Medicare resident census during the six months ended June 30, 2003, as compared to the six months ended June 30, 2002.

For the six months ended June 30, 2003, and 2002, salaries and benefits were $28,532,000 and $28,366,000, respectively. Salaries and benefits for the same store nursing facilities increased $1,124,000 for the six months ended June 30, 2003, as compared to the same six months ended June 30, 2002. The increase is a result of the Company’s implementation of the employee retention plan effective on May 1, 2003. Of $439,000 and decrease of $685,000 resulting from lower resident census as compared to the same six months ended June 30, 2002.

Supplies expense was $4,295,000 and $4,450,000 for the six months ended June 30, 2003, and 2002, respectively. Supplies expense for the same store nursing facilities decreased $155,000 for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. The two nursing facilities, which the Company has ceased operating, had incurred $96,000 of supplies expense for the six months ended June 30, 2002.

For both six months ended June 30, 2003, and 2002, nineteen of the nursing facilities operated by the Company were leased from LTC. Rent expense for the six months ended June 30, 2003, and 2002, was $704,000 and $2,111,000, respectively, under the related operating leases with LTC. The Company received rent abatement totaling $1,407,000 from LTC beginning in March 2003, as consideration for the Company allowing LTC to search for other operators for nursing facilities leased from LTC.

Interest on mortgage loans payable for the six months ended June 30, 2003, and June 30, 2002, was $72,000 and $12,000, respectively. The Company did not assume the mortgage debt related to the purchase of LTC-Fort Tucum until June 1, 2002.

Interest expense on notes payable to LTC for each of the six months ended June 30, 2003, and June 30, 2002, was $256,000 and $256,000, respectively.

For the six months ended June 30, 2003, and 2002, the Company had interest expense on the secured line of credit with LTC of $274,000 and $227,000, respectively. The increase in interest expense on the secured line of credit with LTC was a result of a higher average outstanding balance on the secured line of credit with LTC for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. The average outstanding balance on the line of credit with LTC for the six months ended June 30, 2003, and 2002, were $6,590,000 and $5,427,000, respectively.

Depreciation expense for the six months ended June 30, 2003, and June 30, 2002, were $309,000 and $277,000, respectively.

For the six months ended June 30, 2003, and 2002, the Company recorded a provision for bad debts of $700,000 and $208,000, respectively. Bad debt expense for the twenty same store nursing facilities increased $681,000 for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. The increase in same store provision for bad debts for the three months ended June 30, 2003, was due to unfavorable aging shift of older accounts receivable.

In the six months ended June 30, 2003, the Company recorded an impairment charge of $1,424,000 related to long-lived assets, of which approximately $800,000 was corporate assets. The Company has determined that the carrying amount of these assets exceeds the fair value using estimated undiscounted cash flows.

Insurance expense for the six months ended June 30, 2003, and June 30, 2002, were $3,336,000 and $3,413,000, respectively.

Other operating and administrative expenses for the six months ended June 30, 2003, and 2002, were $5,098,000 and $4,200,000, respectively. The twenty same store nursing facilities other operating and administrative expense increased $898,000 for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. The increase is primarily the result of the increased legal expenses related to its defense of general and professional liability claims during the six months ended June 30, 2003.

During the six months ended June 30, 2002, the Company recorded state income tax expense of $125,000, respectively related to the sale of wholly owned subsidiaries to LTC in 2001.

No benefit for income taxes was recorded for the six months ended June 30, 2003, and 2002, since the Company believes that it is more likely than not that future taxable income will not be sufficient to realize tax benefits associated with net operating loss carry-forwards.

Liquidity and Capital Resources

LTC has provided the Company with a $10,000,000 secured line of credit that bears interest at an annual rate of 10% and matures on April 1, 2008. The line of credit does not allow the Company to draw funds under the agreement to pay any claim resulting from an uninsured loss arising as a result of a claim for general or professional liability. Additionally, the line of credit requires the Company to submit a certification from an officer of the Company at the time of a funding request that such requested funds will not be used in violation of this provision. As of June 30, 2003, the Company had borrowings outstanding under the secured line of credit of $7,274,000. The Company is dependent upon LTC for capital and financing. The Company has unpaid rent payable to LTC of $2,400,000 as of June 30, 2003. Subsequently, on August 5, 2003, the Company repaid $1,200,000 under the secured line of credit. Should the Company draw on the secured line of credit to pay rents due as of June 30, 2003, the remaining availability under the loan would be $1,526,000.

At June 30, 2003, the Company had cash and cash equivalents and restricted cash of $1,786,000, of which $1,603,000 was restricted for collateral on surety bonds and held for residents.

Net cash used by operating activities for the six months ended June 30, 2003, was $3,152,000. The Company had a net loss for the six months ended June 30, 2003, of $7,948,000, which was the primary use of cash during the six months ended June 30, 2003.

Net cash provided by investing activities for the six months ended June 30, 2003, was $1,704,000. The Company sold its ALC Junior and Senior Notes to LTC for cash proceeds of $1,792,000. Also, the Company sold the leasehold improvements, furniture, fixtures and equipment of its two owned nursing facilities in New Mexico to LTC for cash proceeds of $15,000. The Company used $126,000 of cash for equipment and improvements for the six months ended June 30, 2003, which was related primarily to the purchase of equipment and leasehold improvements associated with the Company’s management of the nursing operations and the nursing facilities.

Net cash provided by financing activities for the six months ended June 30, 2003, was $1,461,000. During the six months ended June 30, 2003, the Company utilized borrowings under the secured line of credit of $1,450,000 to fund the working capital requirements of the nursing facilities operated by the Company. The Company made principal payments of $20,000 on mortgage loans during the six months ended June 30, 2003. The Company had net issues and cancellations of restricted stock of $31,000 during the six months ended June 30, 2003.

As discussed in Note 7 – Contingencies, the Company has a significant liability for uninsured general and profession liability claims. While management believes, at this time, that the existing claims do not present a material adverse affect on the Company’s financial position or results of operations, such claims could have a material adverse effect on the Company’s liquidity. The analysis and recorded liability for these claims is based on past experience and estimates and while management, at this time, believes their estimates of allowances are adequate, the ultimate liability may be in excess of or less than the amounts recorded.

The Company, effective August 1, 2003 and on a month-to-month basis, no longer is at risk for the operations of any skilled nursing facilities and is operating by collecting the cash flow from previous operations, selling assets and borrowing under its line of credit to meet its short-term liquidity requirements. The ability of the Company to satisfy its liquidity requirements will be dependent upon its ability to extend its management agreement with Comprehensive Consulting, Inc. and collect its receivables remaining from previous operations. Currently, the Company has no other external sources of financing and the Company has not received any other commitment with respect to any funds needed in the future.

On May 1, 2003, the Company implemented an employee retention plan, which could result in payments of approximately $1,200,000. This plan was initiated to provide retention incentives to approximately fifty corporate and regional employees impacted by the Company’s current focus on allowing LTC to solicit other operators to assume management of its nursing facilities. Upon finalizing the management agreement with Comprehensive Consulting, Inc., thirty-five of these employees were terminated, resulting in payments of $561,000. During the three months ended June 30, 2003, the Company expensed $439,000 related to this plan, which is included in salaries and benefits expense in the statements of operations, of which approximately $400,000 remains in accrued salaries at June 30, 2003. See Note 1 – Basis of Presentation – Going Concern and Management’s Plan.

On January 28, 2003, the Board voted to terminate the CLC 401(k) plan and the termination was effective June 30, 2003.

The Company continues to explore its strategic options, which could result in the sale of the Company and management expects to renew the management agreement with Comprehensive Consulting, Inc. on September 1, 2003, for an additional thirty day term.

The Company does not know when it could expect to be able to access capital markets or to seek other financing and there can be no assurance that it will be able to do so at all or in amounts or on terms acceptable to the Company.

Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has sustained significant operating losses and net losses. As shown in the consolidated financial statements, the Company incurred significant losses from continuing operations of $7,116,000 for the six months ended June 30, 2003, and has negative working capital of $10,809,000 as of June 30, 2003, compared to negative working capital of $10,148,000 as of December 31, 2002.

The Company leases certain of its nursing facilities from LTC and owes LTC $2,400,000 in unpaid rents under leases as of June 30, 2003. The Company’s $10,000,000 secured line of credit is with LTC and had availability as of June 30, 2003, of $2,726,000. Subsequent to June 30, 2003, LTC increased a loan to Healthcare Holdings, Inc., (“Holdings”) a CLC subsidiary, by loaning to Holdings an additional $2,000,000 and allowing Holdings to upstream the funds to the Company. On August 5, 2003, the Company used some of these funds to repay $1,200,000 under the line of credit, increasing availability to $3,926,000. Should LTC call a default under the leases for nonpayment of rents, the Company could draw on the line of credit and reduce the availability to $1,526,000. Substantially all of the assets of the Company and its subsidiaries secure amounts under the leases, notes payable and the line of credit. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. See Note 4. – Related Parties.

Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. As a result of the Medicare program decreasing certain reimbursements as of October 1, 2002, the Company expects its revenues will decrease in 2003 by approximately $1,600,000 without a corresponding decrease in expenses. On August 4, 2003, Centers for Medicare & Medicaid Services (“CMS”) published a final rule announcing that it will implement a 3.0% market basket increase in skilled nursing facility prospective payment system rates for fiscal year 2004, which begins October 1, 2003. In addition, the rule will adjust fiscal year 2004 rates by an additional 3.26% to reflect cumulative forecast errors since the start of the skilled nursing facility prospective payment system on July 1, 1998. Management does not believe that these increases will be sufficient to ensure that the Company could operate profitably in the future. Also, since August 18, 2001, the Company has been unable to obtain financially feasible insurance coverage for professional liability claims in the states of Texas and Florida. At the same time, the Company has experienced an increase in the number of claims filed against the Company that would have generally been covered under such insurance. Should any one or several of these claims develop into a significant obligation to the Company, the Company would not have the resources to pay such claim.

The Company’s independent directors have agreed, at this time, to permit LTC to solicit other operators for facilities leased from LTC.  LTC has also provided rent abatement during this transition from March 1, 2003 to June 30, 2003.

On August 1, 2003, Centers for Long Term Care, Inc., a wholly owned subsidiary of the Company, entered into an at-risk management agreement with Comprehensive Consulting, Inc. The management agreement is with Comprehensive Consulting, Inc., an unrelated party to Company and is for the remaining twenty nursing facilities operated by the Company located in Texas, Iowa, Kansas and Virginia. The initial term of the management agreement is thirty days and the Company has the sole right to extend the agreement for additional thirty-day terms.

New Accounting Pronouncements and Critical Accounting Policies

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51, (“FIN No. 46”). FIN No. 46 changes the method for determining whether entities included in this scope should be consolidated by its sponsor, transferors, or investors. Among other things, FIN No. 46 introduces a new consolidation model that would require consolidation of an entity, which is deemed to be a variable interest entity by the entity deemed to be the primary beneficiary, as these terms are defined under FIN No. 46. FIN No. 46 is effective for the Company’s reporting period commencing on July 1, 2003. The Company is evaluating the provisions of FIN No. 46 in order to determine the effect, if any, on its financial reporting, financial positions or results of operations and cash flows. At this time, management does not believe FIN No. 46 will have an impact on the Company’s financial statements.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In addition, SFAS No. 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of SFAS No. 149 should be applied prospectively. At June 30, 2003, the Company had no interest rate contracts or any other derivative financial instrument outstanding.

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

10.1	Amended and Restated Promissory Note between LTC Properties, Inc. and Healthcare Holdings, Inc., dated July 29, 2003.

10.2	Amended and Restated Security Agreement between LTC Properties, Inc. and Healthcare Holdings, Inc. dated July 29,2003

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications by Chief Executive Officer an Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

______________

*	Certification will not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934

(b)	Reports on Form 8-K

On August 1, 2003, Centers for Long Term Care, Inc., a wholly owned subsidiary of CLC Healthcare, Inc., entered into an at-risk management agreement with Comprehensive Consulting, Inc. The management agreement is with Comprehensive Consulting, Inc., an unrelated party to CLC and is for twenty of the Company’s nursing facilities located in Texas, Virginia, Kansas, and Iowa. The initial term is thirty days and the Company has the sole right to extend the management agreement for additional thirty-day terms.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLC Healthcare, Inc. Registrant
Dated: August 14, 2003	By:	/s/ ANDREW M. KERR

Andrew M. Kerr Chief Financial Officer